Form 10-K
period 2018-12-31
IMMUNOGEN INC
filed 2019-03-01
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

Aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ Global Select Market, of voting stock held by non‑affiliates at June 30, 2018: $1,425,536,472 (excludes shares held by executive officers and directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at February 19, 2019: 149,409,825 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 20, 2019 are incorporated by reference into Part III.

ImmunoGen, Inc.

Form 10‑K

Incorporation of certain information by reference

In this Annual Report on Form 10-K, ImmunoGen, Inc. (ImmunoGen, Inc., together with its subsidiaries, is referred to in this document as “we”, “our”, “us”, “ImmunoGen”, or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of December 31, 2018 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

Change in fiscal year

As previously reported, we changed our fiscal year end to December 31 from June 30, effective January 1, 2017. This annual report is for the twelve-month period of January 1, 2018 through December 31, 2018. References in this report to “fiscal year” refer to years ending June 30. References in this report to “transition period” refer to the six-month period ending December 31, 2016. For comparison purposes, unaudited data is shown for the twelve months ended December 31, 2016 and the six months ended December 31, 2015.

Forward looking statements

This report includes forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts that are not yet determinable. These statements also relate to our future prospects, developments, and business strategies.

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

PART I

Item 1.    Business

Company Overview

ImmunoGen is a clinical-stage biotechnology company developing the next generation of antibody-drug conjugates (ADCs). By innovating targeted therapies with enhanced anti-tumor activity and favorable tolerability profiles, we aim to disrupt disease progression and deliver more good days to people living with cancer.  We call this our commitment to “target a better now.”

An ADC with our proprietary technology comprises an antibody that binds to a target found on tumor cells and is conjugated to one of our potent anti-cancer agents as a “payload” to kill the tumor cell once the ADC has bound to its target. ADCs are an established, growing, and important approach to the treatment of cancer, with four approved products on the market and the number of agents in development growing significantly in recent years.

We have established a leadership position in ADCs, with a robust portfolio and a productive platform that has generated differentiated candidates for cancer treatment. Our proprietary portfolio is led by mirvetuximab soravtansine, a first-in-class ADC targeting folate-receptor alpha, or FRα.  In late 2016, we initiated a Phase 3 registration trial, FORWARD I, with mirvetuximab for use as single-agent therapy to treat patients with platinum-resistant ovarian cancer. The FORWARD I Phase 3 trial randomized 366 patients 2:1 to receive either mirvetuximab or the physician's choice of single-agent chemotherapy (pegylated liposomal doxorubicin, topotecan, or weekly paclitaxel). Eligibility criteria included patients with platinum-resistant ovarian cancer that expressed medium or high levels of FRα who had been treated with up to three prior regimens. The primary endpoint of this study was progression-free survival (PFS), which was assessed using the Hochberg procedure in the entire study population and in the subset of patients with high FRα expression. The Hochberg procedure enables the simultaneous testing of two overlapping populations. Under this statistical analysis plan, if the p-value of the primary endpoint in either population is greater than 0.05, the p-value in the other population needs to be less than or equal to 0.025 to achieve statistical significance.

On March 1, 2019, we announced that FORWARD I did not meet its PFS primary endpoint in either the entire study population or in the pre-specified subset of patients with high FRα expression. In the entire study population, the confirmed overall response rate was higher for mirvetuximab than for chemotherapy (22% vs 12%, p-value 0.015), without a significant difference in the primary endpoint of PFS (HR 0.98, p-value 0.897) or overall survival (HR 0.81, p-value 0.248).  In the pre-specified high FRα subgroup (218/366, 60%), PFS was longer in patients who received mirvetuximab compared with chemotherapy (HR 0.69, p-value 0.049). Given that the p-value in the entire study population exceeded 0.05, the statistical analysis plan for the study required the p-value in the high subset to be less than or equal to 0.025 to achieve statistical significance. Confirmed overall response rate was higher for mirvetuximab than for chemotherapy (24% vs 10%, p-value 0.014) and overall survival was longer in patients who received mirvetuximab compared with chemotherapy (HR 0.62, p-value 0.033). Mirvetuximab was well-tolerated, with fewer patients experiencing grade 3 or greater adverse events (46% vs 61%), fewer dose reductions (20% vs 31%), and fewer discontinuations due to drug-related adverse events (5% vs 8%) compared with chemotherapy. The safety profile of mirvetuximab was confirmed, with the most common adverse events including nausea (54% all grades; 2% grade 3 or greater), diarrhea (44% all grades; 4% grade 3 or greater), and blurred vision (43% all grades; 3% grade 3 or greater).

We plan to conduct a full review of the FORWARD I data to determine potential next steps with mirvetuximab as a single agent, and assess our ongoing FORWARD II combination studies as a separate path forward to support a registration in ovarian cancer.

Mirvetuximab is also being assessed in multiple combinations in FORWARD II, a Phase 1b/2 study of the agent in combination with Avastin® (bevacizumab) or Keytruda® (pembrolizumab) in patients with Frα-positive platinum-resistant ovarian cancer, as well as a triplet combination of mirvetuximab plus carboplatin and bevacizumab in patients with recurrent platinum-sensitive ovarian cancer. In 2018, we presented combination data from more than 100 patients, beginning with data from the dose-escalation FORWARD II cohort evaluating mirvetuximab in combination with pembrolizumab at the Society of Gynecologic Oncology (SGO) Annual Meeting, which demonstrated encouraging efficacy and favorable tolerability in patients with platinum-resistant ovarian cancer. Based on these data, we enrolled an additional 35 patients with medium or high FRα expression levels in an expansion cohort in the FORWARD II study.  Findings from the combined dose escalation and expansion cohorts were presented at the 2018 European Society for Medical Oncology (ESMO) Congress in October and confirmed the safety of the combination and the activity of mirvetuximab in heavily pretreated ovarian cancer patients in terms of response rate with a trend towards improved duration of response with the addition of pembrolizumab. We plan to present data from the mature cohort during 2019, the results of which will determine our approach to further development of this combination.

We also reported updated data from the FORWARD II dose-escalation cohort evaluating mirvetuximab in combination with carboplatin in patients with recurrent platinum-sensitive ovarian cancer.  The updated data demonstrated a favorable safety profile along with an increased response rate and more durable benefit after longer-term follow up.  In June, we presented data from the FORWARD II expansion cohort evaluating mirvetuximab in combination with bevacizumab at the American Society of Clinical Oncology (ASCO) Annual Meeting, which demonstrated anti-tumor activity with durable responses and favorable tolerability in patients with platinum-resistant ovarian cancer. Taken together, findings from these doublets supported the initiation of the ongoing FORWARD II cohort assessing a triplet combination of mirvetuximab plus carboplatin and bevacizumab in patients with recurrent platinum-sensitive ovarian cancer.  We completed enrollment of the triplet in late 2018 and expect to report data from this cohort in 2019.

We have built a productive platform that continues to generate innovative and proprietary ADCs, including IMGN632, our CD123-targeting product candidate in clinical trials for patients with acute myeloid leukemia (AML) and blastic plasmacytoid dendritic cell neoplasm (BPDCN), and IMGN779, our CD33-targeting product candidate in clinical trials for patients with AML. Initial data from the Phase 1 study of IMGN632 in patients with relapsed or refractory adult AML and BPDCN were presented at the American Society of Hematology (ASH) Annual Meeting in December 2018.

IMGN632 was shown to display anti-leukemic activity across all dose levels tested and a tolerable safety profile at doses up to 0.3 mg/kg. Enrollment in expansion cohorts is ongoing to identify the recommended Phase 2 dose and schedule for both AML and BPDCN. Updated data from the IMGN779 Phase 1 dose finding study in AML patients were also presented at ASH; these data show that IMGN779 continues to display a tolerable safety profile with repeat dosing across a wide range of doses explored in patients with relapsed AML, with anti-leukemic activity seen at doses ≥0.39 mg/kg in both schedules. Enrollment is ongoing to identify the recommended Phase 2 dose and schedule.

Collaborating on ADC development with other companies allows us to generate revenue, mitigate expenses, enhance our capabilities, and extend the reach of our proprietary platform. The most advanced partner program is Roche’s marketed product, Kadcyla® (ado-trastuzumab emtansine). In October of 2018, Roche announced that, in a Phase 3 study (the “KATHERINE Study”), Kadcyla significantly improved invasive disease-free survival compared to Herceptin® (trastuzumab) in individuals with HER2-positive early breast cancer with residual disease after neoadjuvant treatment. Our ADC platform is used in candidates in clinical development with Bayer, Biotest, CytomX, Debiopharm, Novartis, Oxford BioTherapeutics/Menarini, and Sanofi. In addition, we have an ongoing strategic collaboration and option agreement with Jazz Pharmaceuticals plc to develop and co-commercialize ADCs, which we executed in August of 2017. Jazz has exclusive worldwide rights to opt into development and commercialization of IMGN779, IMGN632, and a third program to be named later from our early-stage pipeline. We also have a partnership with Takeda, who advanced their first candidate with our ADC technology deploying our IGN payload into clinical testing for solid tumors in the first half of 2018.

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

Our Strategy

Our goal is to build a fully-integrated company capable of delivering a sustainable pipeline of innovative ADC therapies to cancer patients around the globe.  We will achieve this goal by focusing on four strategic priorities:

•

Execute speed-to-market strategy for mirvetuximab. Our first priority is to complete development and obtain full approval for mirvetuximab in ovarian cancer in the United States (U.S.) and European Union (EU).

•

Accelerate novel ADC pipeline. We have prioritized our product candidates with the highest potential for differentiation and, to this end, we have emphasized ADCs deploying our novel DNA-alkylating payload, which we call IGNs.  With a potentially broad therapeutic index, we believe we can increase the number of cancers addressable by ADC therapies with this technology.

•

Sustain leadership in ADC field through platform innovation. We have generated significant expertise in understanding the factors that drive successful development of ADCs. This understanding has produced a comprehensive set of capabilities for antibody, linker, and payload development and ADC manufacturing. We have paired this platform with an in-house team experienced in developing and commercializing oncology products from the bench to the patient. We believe this depth of know-how, capabilities, and experience has positioned us for sustained leadership in ADCs for oncology with the goal of bringing forward an Investigational New Drug (IND) application for candidates from our portfolio every 12-18 months. The latest addition to our development portfolio is IMGC936, a first-in-class ADC directed to ADAM-9 expressing tumors that we are co-developing with MacroGenics, Inc., and our goal is to file an IND for this program by the end of 2019.

•

Expand reach and strengthen financials through partnerships. We will continue to lever our platform to support our existing relationships and pursue new collaborations that expand the reach of our innovation, generate revenue, mitigate expenses, and expand our capabilities to enable more patients to be treated with ADCs deploying our technology.

ADCs and our Technology Platform

The molecular profile of tumors has increasingly formed the basis for treatment decisions for cancer patients.  Within this evolving landscape, we believe ADCs will play an important and growing role by offering targeted therapy with the potential for stand-alone activity and a tolerability profile to enable combinations with existing and novel therapies to improve outcomes for people living with cancer.  To this end, over the last five years, the number of ADCs in the clinic has more than doubled, with approximately 80 product candidates now under active evaluation, including more than 15 ADCs in late-stage development.

For more than three decades, we have provided leadership in ADC development with the most comprehensive “tool box” in the field.   Together with the accumulated experience of our research team, these capabilities have enabled us to generate a pipeline of novel candidates optimized for individual tumor types with potent anti-tumor activity and tolerable safety profiles that includes ten product candidates currently in the clinic between us and our partners.

Our ADC platform combines advanced chemistry and biochemistry with innovative approaches to antibody optimization, with an emphasis on increasing the diversity and potency of our payload agents, advancing antibody-payload linkage and release technologies, and integrating novel antibody engineering technologies.  Consistent with this approach, we have developed tubulin-acting maytansinoid payload agents, which include DM1 and DM4.  Our maytansinoid technology is used in Kadcyla, mirvetuximab soravtansine, and all other ADCs in development by us and our partners that entered the clinic prior to 2016.  Our new class of IGN payloads is used in IMGN779 and IMGN632, as well as in the GCC-targeting ADC, TAK-164, being developed by Takeda Pharmaceutical Company Limited (Takeda). which entered Phase 1 clinical testing in 2018. Other enabling technologies in our portfolio include a growing array of stable-engineered linkers, which direct the release and activation of the payload agent inside the cancer cell, alternative methods of conjugation and antibody assessment, screening, and targeting approaches to enable the optimal ADC design for the antigen target.  In addition, we are collaborating with companies such as CytomX Therapeutics, Inc. to gain access to novel approaches to antibody engineering such as masking technology.

Our Product Candidates

The following table summarizes the current status of our product candidates in human clinical development and for which we retain commercial rights:

ImmunoGen Wholly-Owned Product Candidate	Target	Lead Indication	Lead Stage
Mirvetuximab soravtansine	FRα	Platinum-resistant ovarian cancer	Phase 3
IMGN779*	CD33	AML	Phase 1
IMGN632*	CD123	AML, BPDCN	Phase I

*Subject to Collaboration and Option Agreement with Jazz.

Mirvetuximab Soravtansine: First-in-class ADC Targeting FRα for Platinum-Resistant Ovarian Cancer

Our proprietary portfolio is led by mirvetuximab soravtansine, a first-in-class ADC targeting FRα. Mirvetuximab has a differentiated profile with a distinct mechanism of action and is the first ADC to enter pivotal development for the treatment of ovarian cancer. It comprises a FRα-binding antibody, which serves to target the ADC to FR-expressing cancer cells, and our potent DM4 payload agent to kill the targeted cancer cells. It has demonstrated activity in platinum-resistant and platinum-sensitive ovarian cancer with a safety profile that supports expanded use as a combination agent. It has been granted orphan drug status for ovarian cancer in the U.S. and the European Union, as well as Fast Track Designation by the FDA.

We have developed a comprehensive strategy for mirvetuximab with the goals of displacing single-agent chemotherapy in the treatment of ovarian cancer and to be the preferred agent for combination treatment of the disease. Beyond ovarian cancer, we believe the opportunity for mirvetuximab may be further expanded with other FRα-positive cancers, including non-small cell lung, endometrial, and triple negative breast cancers.

Ovarian cancer is the fifth most common cause of cancer death in women in the U.S.  Initial treatment typically entails tumor-debulking surgery, followed by platinum-based chemotherapy. Once the cancer becomes platinum-

resistant, patients may receive a wide array of treatments. There remains an urgent need to improve treatment of ovarian cancer, with current treatment options characterized by low response rates, short duration of response, and significant side effects.

FORWARD I: Single-agent therapy for platinum-resistant disease

We are conducting a Phase 3 registration trial, FORWARD I, with mirvetuximab for use as single-agent therapy to treat patients with platinum-resistant ovarian cancer whose tumors express high or medium levels of FRα and who have received up to three prior treatment regimens. We estimate 8,000 patients per year in the U.S. meet these criteria. FORWARD I enrolled a total of 366 patients, who were randomized 2:1 to mirvetuximab soravtansine, or physician's choice, which includes PEGylated liposomal doxorubicin, or PLD, or topotecan, or weekly paclitaxel. The primary endpoint of the trial is PFS, which will be assessed for high FRα expressers only and for all patients (high and medium FRα expressers). In 2018, we fully enrolled FORWARD I, and successfully completed an interim analysis after 80 PFS events. On March 1, 2019, we announced that FORWARD I did not meet its PFS primary endpoint in either the entire study population or in the pre-specified subset of patients with high-FRexpression. Based upon the efficacy signals we observed in the high FRα subset with PFS, confirmed overall response rate and overall survival, we are conducting additional analyses to further evaluate the potential benefit of mirvetuximab soravtansine for FRα-positive platinum-resistant ovarian cancer.

FORWARD II: Combination therapy for expanded patient population

Additionally, we are accruing patients in a companion study, FORWARD II, to evaluate mirvetuximab in combination regimens to potentially expand the number of patients with ovarian cancer eligible for treatment with the ADC, including to those with platinum-sensitive disease. We reported the first clinical data from FORWARD II at ASCO in June 2017. These data demonstrated that full doses of mirvetuximab combined in doublets with full doses of carboplatin, bevacizumab, and pembrolizumab yielded a favorable safety profile and encouraging efficacy. As a result, we advanced expansion cohorts for the bevacizumab and pembrolizumab combinations to Phase 2 testing in platinum-resistant disease and initiated a triplet combination evaluating mirvetuximab plus carboplatin and bevicizumab in patients with recurrent platinum-sensitive ovarian cancer. In 2019, we plan to present initial triplet and mature doublet expansion cohort data at a future medical meeting, and, while we continue to evaluate a mirvetuximab strategy in light of the FORWARD I data, we currently plan to enroll patients in an additional bevacizumab cohort in platinum-agnostic ovarian cancer.

IMGN779 and IMGN632: First-in-class ADCs for AML and Other Hematological Malignancies

We have also developed a new class of indolino-benzodiazepine DNA-acting payload agents that we refer to as IGNs. Our IGNs alkylate DNA without cross-linking, which we have found to provide a broad therapeutic index in preclinical models. Specifically, IGN ADCs have demonstrated the ability to retain the anti-tumor potency of crosslinking drugs with less toxicity to normal cells in in vitro and animal models. This potentially allows for repeat administration with reduced cumulative toxicity compared to an ADC with a crosslinking payload. Our IMGN632 and IMGN779 product candidates use our IGN payloads.

We are advancing IMGN632, a CD123-targeting ADC that utilizes one of our novel IGN payloads  with a new engineered linker and novel antibody, which we are developing for hematological malignancies, including AML and BPDCN. In January 2018, we announced that the first patient was dosed in the Phase 1 trial of IMGN632. Since then, IMGN632 was granted Orphan-Drug Designation by the FDA as a treatment for AML and we presented encouraging data at ASH 2018 that showed anti-leukemic activity across all dose levels tested, including complete responses in both AML and BPDCN, and a tolerable safety profile at doses up to 0.3 mg/kg. In 2019, we are moving forward to establish the recommended Phase 2 dose and schedule for IMGN632 and initiate combination studies.

IMGN779 combines a high-affinity, humanized anti-CD33 antibody with a different IGN payload. Also granted Orphan-Drug Designation by the FDA, IMGN779 data presented at ASH 2018 showed tolerability with repeat dosing across a wide range of doses in patients with relapsed AML and demonstrated anti-leukemia activity in 41% of patients. In 2019, we are moving forward to identify the recommended Phase 2 dose and schedule to enable further development as a combination therapy in AML.

Collaborations and Out‑Licenses

In conjunction with our strategy review in 2016, we have evolved our approach to partnering to prioritize relationships where we can gain access to complementary capabilities, strengthen our financial position, and create long-term value for the company by retaining co-development and co-commercialization rights. Our collaborations with Jazz Pharmaceuticals and MacroGenics reflect this approach to partnering.

We have selectively licensed restricted access to our ADC platform technology to other companies to expand the use of our technology and to provide us with cash to fund our own product programs. These agreements typically provide the licensee with rights to use our ADC platform technology with its antibodies or related targeting vehicles to a defined target to develop products. The licensee is generally responsible for the development, clinical testing, manufacturing, registration and commercialization of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, potential milestone payments, royalties on the sales of any resulting products, and research and development funding based on activities performed at our collaborative partner’s request.

We only receive royalty payments from our ADC platform technology out‑licenses after a product candidate developed under the license has been approved for marketing and commercialized. Additionally, the largest milestone payments under our existing collaborations usually are on later‑stage events, such as commencement of pivotal clinical trials, product approval and achievement of defined annual sales levels. Achievement of product approval requires, at a minimum, favorable completion of preclinical development and evaluation, assessment in early‑stage clinical trials, advancement into pivotal Phase 2 and/or Phase 3 clinical testing, completion of this later‑stage clinical testing with favorable results, and completion of regulatory submissions and a positive regulatory decision. Below is a table setting forth our active ADC partnerships and current status of the most advanced program in each partnership:

Partner	Licensed targets	Status of Most Advanced Program
Roche	HER2, 4 other[1]	Marketed
Bayer	Mesothelin	Phase 2
Biotest	CD-138	Phase1/ 2
Novartis	cKit, pCadherin, CDH6, 2 others[1]	Phase 1
Oxford BioTherapeutics/Menarini	CD205[2]	Phase 1
CytomX	CD166	Phase 1
Takeda	GCC	Phase 1
Jazz	CD33[3], CD123[3]	Phase 1
Debiopharm	CD37[4]	Phase 2

1  Undisclosed

2 Oxford BioTherapeutics and Menarini are developing MEN 1309, an ADC targeting CD205 and utilizing our DM4 payload, pursuant to a sublicense from Amgen, which in turn licensed our maytansinoid ADC technology to develop and commercialize ADCs targeting CD205.

3 Jazz has exclusive worldwide rights to opt into development and commercialization of IMGN779 (CD33) and IMGN632 (CD123)

4 Debiopharm has an exclusive license for Debio 1562 (formerly known as IMGN529)

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

In 2015, Immunity Royalty Holdings, L.P., or IRH, paid us $200 million to purchase our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, until IRH had received aggregate Kadcyla royalties equal to $235 million or $260 million, depending on when the aggregate Kadcyla royalties received by IRH reached a specified milestone. Once the applicable threshold would have been met, if ever, we would thereafter have received 85% and IRH would have received 15% of the Kadcyla royalties for the remaining royalty term. In January 2019, we sold our residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for $65.2 million, net of $1.5 million of transaction fees. Simultaneously, OMERS purchased IRH’s right to the royalties we previously sold to IRH as described above, therefore obtaining the rights to 100% of the royalties received from that date on.

We also granted Roche, through its Genentech unit, exclusive development and commercialization licenses to use our maytansinoid ADC technology with antibodies to four specified targets, which were granted under the terms of a separate, now expired 2000 right‑to‑test agreement with Genentech. For each of these licenses, we are entitled to receive up to a total of $38 million in milestone payments and also royalties on the sales of any resulting products. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses. The standard termination provisions discussed below apply to these licenses.

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

Novartis

We granted Novartis exclusive development and commercialization licenses to our maytansinoid and IGN ADC technology for use with antibodies to six specified targets under a now-expired right‑to‑test agreement established in 2010. With respect to each license, we are entitled to receive up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. Novartis is responsible for the manufacturing, product development, and marketing of any products resulting from this agreement. In May 2018, Novartis terminated one of its six development and commercialization licenses. The standard termination provisions discussed below apply to these licenses.

Oxford BioTherapeutics/Menarini

In 2013, we granted Amgen an exclusive development and commercialization license to our maytansinoid ADC technology for use with antibodies that target CD205 under a now-expired right-to-test agreement, which Amgen sublicensed to Oxford BioTherapeutics, which is developing MEN 1309 with Menarini. With respect to this license, we are entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products. Amgen (or its sublicensee(s)) is responsible for the manufacturing, product development, and marketing of any products resulting from this development and commercialization license. The standard termination provisions discussed below apply to this license.

CytomX

In 2016, we granted CytomX an exclusive development and commercialization license to our maytansinoid and IGN ADC technology for use with Probodies™ that target CD166 under a now-expired reciprocal right-to-test agreement. We are entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. CytomX is responsible for the manufacturing, product development, and marketing of any products resulting from this license.  The standard termination provisions discussed below apply to this license.

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

We may terminate the remaining license from CytomX for convenience at any time. The license may also be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the license will continue in effect until the expiration of our royalty obligations, which are determined on a product‑by‑product and country‑by‑country basis. For each product and country, our royalty obligations commence upon first commercial sale of that product in that country, and extend until the later of either the expiration of the last‑to‑expire ImmunoGen patent covering that product in that country or the expiration for that country of the minimum royalty period specified in the license. We may also be required to pay annual maintenance fees to CytomX if no product candidate under the license has progressed to a specified state of development within a specified time frame.

Takeda

In 2015, we granted Takeda an exclusive development and commercialization license to our maytansinoid and IGN ADC technology for use with antibodies that target GCC under a now-expired right-to-test agreement. We are entitled to receive up to a total of $210 million in milestone payments, plus royalties on the commercial sales of any resulting products. Takeda is responsible for the manufacturing, product development, and marketing of any products resulting from this license. The standard termination provisions discussed below apply to this license. In March 2018, the right-to-test agreement expired without Takeda exercising its option to a second license or extending or expanding the agreement as it had the right to do for a third license.

Jazz

 In August 2017, we entered into a Collaboration and Option Agreement (the “Option Agreement”) with a subsidiary of Jazz Pharmaceuticals plc, pursuant to which we granted Jazz options to develop and commercialize, on an exclusive, worldwide basis, IMGN779, IMGN632, and a third ADC from our early research and development pipeline to be designated by Jazz within the first seven years of the Option Agreement term. Each of the foregoing three products is referred to herein as a “Collaboration Product.”  Jazz is entitled to exercise its option with respect to each Collaboration Product during specified periods set forth in the Option Agreement. Each Collaboration Product for which Jazz has exercised its option is referred to herein as a “Licensed Product.” We have the right to co-commercialize with Jazz a single Licensed Product (except under certain limited circumstances under which we may be entitled to co-commercialize two Licensed Products), to be designated by us, in the U.S.

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

Jazz may exercise its option with respect to each Collaboration Product at any time prior to a pivotal study or any time prior to a biologics license application (BLA) upon payment of an option exercise fee of mid-double digit millions or low-triple digit millions, respectively. The option exercise fee for IMGN632 is subject to certain adjustments depending on the indication(s) for which initial regulatory approval of this product is based. The option exercise fee would be reduced with respect to the Licensed Product designated by us for co-commercialization if Jazz exercised its option for that Licensed Product at the later stage of development. After any option exercise by Jazz, we will share equally with Jazz the costs associated with developing and obtaining regulatory approvals of each Licensed Product in the U.S. and the European Union, and Jazz will be solely responsible for such costs with respect to all other territories worldwide.

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

Debiopharm

 In May 2017, we entered into an Exclusive License and Asset Purchase Agreement with Debiopharm International, S.A., pursuant to which Debiopharm acquired our antibody-drug conjugate IMGN529, a potential new treatment for patients with CD37-positive B-cell malignancies, such as non-Hodgkin lymphoma (NHL). The transaction includes the sale to Debiopharm of specified intellectual property and other assets related to the IMGN529 program, and an exclusive license to additional intellectual property necessary or useful for Debiopharm to develop and commercialize IMGN529 (now known as Debio 1562).

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

Other Agreements

From time to time we have entered into additional agreements with some of our collaborators pursuant to which we have provided certain CMC-related development and pre-pivotal ADC manufacturing services, or supplied ADC payloads, to them with respect to products they are developing under their licenses with us, with respect to which we have been entitled to receive payments at mutually negotiated rates.

Patents, Trademarks and Trade Secrets

ImmunoGen has a substantial and robust intellectual property portfolio comprising more than 1,000 issued patents and over 600 pending patent applications on a worldwide basis. Our intellectual property strategy centers on obtaining high quality patent protection directed to various embodiments of our proprietary technologies and product candidates. Using this strategy, our ADC technology and our product candidates are protected through a multi layered approach. In this regard, we have patents and patent applications covering antibodies and other cell binding agents, linkers, cytotoxic payload agents (e.g., tubulin acting maytansinoids and DNA acting IGNs), conjugation methodologies and complete ADCs, comprising one or more of these components, as well as methods of making and using each of the above. Typically, multiple issued patents and pending patent applications cover various embodiments of each of ImmunoGen’s and our licensees’ product candidates.

We consider our tubulin-acting maytansinoid and DNA-acting IGN cytotoxic payload agent technologies to be key components of our overall patent strategy.  With regard to our tubulin-acting maytansinoid cytotoxic payload agents, we currently own 22 issued U.S. patents covering various embodiments of our maytansinoid technology including those with claims directed to certain maytansinoids, including DM4, and methods of manufacturing of both DM1 and DM4, as well as methods of using the same. These issued patents remain in force until various times between 2020 and 2033.  With regard to our IGN payload agents, we have 20 issued U.S. patents covering various aspects of our DNA-acting cytotoxic payload agents, which will expire at various times between 2030 and 2036.  In all cases, we have received or are applying for comparable patents in other major commercial and manufacturing jurisdictions, including Europe, Japan, and China.  In nearly all cases for both our maytansinoid and IGN patent portfolios, we have additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these technologies which, upon issuance or grant, will extend our patent protection term over these technologies by several additional years.

Our intellectual property strategy also includes pursuing patents directed to linkers, antibodies, conjugation methods, ADC formulations and the use of specific antibodies and ADCs to treat certain diseases.  In this regard, we have 21 issued patents related to many of our linker technologies, as well as additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these linker technologies.  The issued patents, expiring in 2021-2034, and any patents which may issue from the patent applications, cover the linkers, methods of making the linkers and antibody maytansinoid conjugates comprising these linkers.  We also have 15 issued U.S. patents covering methods of assembling ADCs from their constituent antibody, linker, and cytotoxic payload agent moieties.  These issued patents will expire in 2022-2037.  In nearly all instances for both our linker and conjugation patent portfolios, we have additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these technologies which, upon issuance or grant, will extend our patent protection term over these technologies by several additional years. In all cases, we have received or are applying for comparable patents in other major commercial and manufacturing jurisdictions including Europe, Japan, and China.

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

We expect our continued independent and collaborative work in each of these areas will lead to other patent applications. We will be the owner of all patents covering our independently generated inventions. In all other instances, we expect to either be the sole owner or co-owner of any patents covering collaboratively generated inventions insofar as they relate to co-developed products or our ADC platform technology, or otherwise have an exclusive or non-exclusive license to the technology covered by such patents.

We cannot provide assurance that pending patent applications will issue as patents or that any patents, if issued, will provide us with adequate protection against competitors with respect to the covered products, technologies, or processes. Defining the scope and term of patent protection involves complex legal and factual analyses and, at any given time, the result of such analyses may be uncertain. In addition, other parties may challenge our patents in litigation or administrative proceedings resulting in a partial or complete loss of certain patent rights owned or controlled by ImmunoGen. Furthermore, as a patent does not confer any specific freedom to operate, other parties may have patents that may block or otherwise hinder the development and commercialization of our technology.

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

Competition

We focus on highly competitive areas of product development. Our competitors include major pharmaceutical companies and other biotechnology firms. For example, Pfizer, Seattle Genetics, Roche, Astellas, AstraZeneca/MedImmune, and AbbVie have programs to attach a cell‑killing small molecule to an antibody for targeted delivery to cancer cells. Pharmaceutical and biotechnology companies, as well as other institutions, also compete with us for promising targets for antibody‑based therapeutics and in recruiting highly qualified scientific personnel. Additionally, there are non‑ADC therapies available and/or in development for the cancer types we and our partners are targeting. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, sales, marketing, and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

In particular, competitive factors within the antibody and cancer therapeutic market include:

•	the safety, efficacy, and convenience of products;
•	the timing of regulatory approvals and commercial introductions;
•	special regulatory designation of products, such as orphan drug designation; and
•	the effectiveness of marketing, sales, and reimbursement efforts.

Our competitive position depends on a combination of factors.  These include effectively pursuing the development of proprietary products, the implementation of clinical development programs, the ability to appropriately manufacture, sell, and market our products, and obtain patent protection for our products.  In addition, we must secure sufficient capital resources to accomplish all of the previously mentioned activities.

Continued development of conventional and targeted chemotherapeutics by large pharmaceutical companies and biotechnology companies may result in new compounds that may compete with our product candidates. Antibodies developed by certain of these companies have been approved for use as cancer therapeutics. In the future, new antibodies or other targeted therapies may compete with our product candidates. Other companies have created or have programs to create potent cell‑killing agents for attachment to antibodies. These companies may compete with us for technology out‑license arrangements.

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

U.S. Drug Development Process

In the U.S., the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or FDCA, and in the case of biologics, also under the Public Health Service Act, or PHSA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to adverse administrative or judicial actions. These actions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any such administrative or judicial action could have a material adverse effect on us.

The process required by the FDA before a drug or biologic may be marketed in the U.S. generally involves the following:

•	completion of preclinical and other nonclinical laboratory tests, animal studies, and formulation studies according to current Good Laboratory Practices, or cGLP, or other applicable regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
•	performance of adequate and well‑controlled human clinical trials according to current Good Clinical Practices, or cGCP, to establish the safety and efficacy of the proposed drug for its intended use;
•	development and approval of a companion diagnostic if the FDA or the sponsor believes that its use is essential for the safe and effective use of a corresponding product;
•	submission to the FDA of an NDA or BLA;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or BLA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a clinical protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some nonclinical testing may continue even after the IND is submitted and clinical trials have begun. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30‑day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on‑going or proposed clinical trials or non‑compliance with specific FDA requirements, and the trials may not begin or continue until the sponsor submits additional information that alleviates FDA concerns and FDA notifies the sponsor that the hold has been lifted.

Each clinical trial must be conducted under the supervision of one or more qualified investigators in accordance with cGCP requirements pursuant to a protocol included as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

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

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected or serious patient reactions. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. Phase I, Phase II, and Phase III testing may not be completed successfully within any specified period, if at all.

During the development of a new drug, sponsors may request meetings with the FDA. These meetings often occur prior to submission of an IND, at the end of Phase II, and before an NDA or BLA is submitted, but meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the End of Phase II meeting to discuss their Phase II clinical results and present their plans for the pivotal Phase III clinical trial or trials that they believe will support approval of the new drug. If this type of discussion occurs, a sponsor may be able to request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the design of the Phase III clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

Companion Diagnostics

For some of our product candidates, including mirvetuximab soravtansine and potentially others, we plan to work with collaborators to develop or obtain access to in vitro companion or complementary diagnostic tests to identify appropriate patients for these targeted therapies.

If a sponsor or the FDA believes that a diagnostic test is essential for the safe and effective use of a corresponding therapeutic product, a sponsor will typically work with a collaborator to develop an in vitro diagnostic, or IVD. Companion diagnostics can be used to identify patients likely to be more responsive to a particular therapy or at increased risk for serious side effects as a result of treatment with a particular therapeutic product. They may also be useful for monitoring the response to treatment for the purpose of adjusting treatment or doses to achieve improved safety or effectiveness.

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

The FDA subsequently introduced the concept of complementary diagnostics that are distinct from companion diagnostics because they provide additional information about how a drug is used or identify patients who are likely to derive the greatest benefit from therapy without being required for the safe and effective use of that drug.  The FDA has not yet provided much guidance on the regulation and use of complementary diagnostics, but several have been approved.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase IV testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA or BLA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or other elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of products. Marketing approval may be withdrawn for non‑compliance with regulatory requirements or if problems occur following initial marketing.

The Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs, BLAs, and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data need to be collected before the pediatric clinical trials begin. Orphan indications are exempt from PREA. The FDA must send a non‑compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch‑Waxman Amendments. The Hatch‑Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one‑half the time between the effective date of an IND, and the submission date of an NDA or BLA, plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the filing of the relevant NDA.

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

Biologics Price Competition and Innovation Act of 2009

The Patient Protection and Affordable Care Act which included the Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA to create an abbreviated approval pathway for two types of “generic” biologics—biosimilars and interchangeable biologic products, and provides for a twelve‑year data exclusivity period for the first approved biological product, or reference product, against which a biosimilar or interchangeable application is evaluated; however if pediatric clinical trials are performed and accepted by the FDA, the twelve‑year data exclusivity period will be extended for an additional six months. A biosimilar product is defined as one that is highly similar to a reference product notwithstanding minor differences in clinically inactive components and for which there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity, and potency of the product. An interchangeable product is a biosimilar product that may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.

The biosimilar applicant must demonstrate that the product is biosimilar based on data from (1) analytical studies showing that the biosimilar product is highly similar to the reference product; (2) animal studies (including toxicity); and (3) one or more clinical trials to demonstrate safety, purity, and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity, and potency.

An application for a biosimilar product may not be submitted until four years after the date on which the reference product was first approved. The first approved interchangeable biologic product will be granted an exclusivity period of up to one year after it is first commercially marketed, but the exclusivity period may be shortened under certain circumstances.

The FDA has issued a number of final and draft guidances in order to implement the law and will likely continue to publish new guidances as new issues relating to biosimilars and interchangeability are identified. The guidance documents provide FDA’s current thinking on approaches to demonstrating that a proposed biological product is biosimilar to a reference product. Although the FDA intends to issue additional guidance documents in the future, the absence of final guidance documents covering all biosimilars issues does not prevent a sponsor from seeking licensure of a biosimilar under the BPCIA, as evidenced by the biosimilar products already approved by the FDA.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to seven years of orphan product exclusivity, except in very limited circumstances. The FDA issued a final rule, effective August 12, 2013, intended to clarify several regulatory provisions, among which was a clarification of some of those limited circumstances. One of the provisions makes clear that the FDA will not recognize orphan drug exclusive approval if a sponsor fails to demonstrate upon approval that the drug is clinically superior to a previously approved drug, regardless of whether or not the approved drug was designated an orphan drug or had orphan drug exclusivity. Thus, orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA and we are not able to show the clinical superiority of our drug or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease.

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

In the Food and Drug Administration Safety and Improvement Act, or FDASIA, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law required the FDA to issue related draft guidance within a year after the law’s enactment and also promulgate confirming regulatory changes. The FDA published a final guidance on May 30, 2014, entitled “Expedited Programs for Serious Conditions—Drugs and Biologics.” One of the expedited programs added by FDASIA is that for Breakthrough Therapy. A Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). A sponsor may request Breakthrough Therapy designation at the time that the IND is submitted, or no later than at the end‑of‑Phase II meeting. The FDA will respond to a Breakthrough Therapy designation request within sixty days of receipt of the request. A drug that receives Breakthrough Therapy designation is eligible for all fast track designation features, intensive guidance on an efficient drug development program, beginning as early as Phase I, and commitment from the FDA involving senior managers.

Post‑Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes, and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws and regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

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

From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance, or interpretations changed or what the impact of such changes, if any, may be.

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

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency (EMA) where it will be evaluated by the Committee for Medicinal Products for Human Use. A favorable opinion typically results in the grant by the EMA of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the EMA, whose decision is binding on all member states.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for this research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear what effect, if any, the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third‑party payers do not consider our products to be cost‑effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, ACA) enacted in March 2010, was expected to have a significant impact on the health care industry and result in expanded coverage for the uninsured. With regard to pharmaceutical products, among other things, ACA was expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, some members of Congress and the President continue to express their strong desire to repeal the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed, for example, as part of the recently adopted Tax Cuts and Jobs Act, the U.S. Congress eliminated the ACA’s individual mandate. These challenges add to the uncertainty of the changes enacted as part of ACA. Moreover, President Trump ran for office on a platform that supported the repeal of the ACA and one of his first actions after his inauguration was to sign an Executive Order commanding federal agencies to try to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. The Order also declares that the administration will seek the “prompt repeal” of the law and that the government should prepare to “afford the states more flexibility and control to create a more free and open healthcare market.” At this time, the immediate impact of the Order or Congressional actions is not clear.

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

Research and Development Spending

During the years ended December 31, 2018, 2017, and 2016, the six months ended December 31, 2016 and 2015, and the fiscal year ended June 30, 2016, we spent $174.5, $139.7, $141.3, $66.6, $73.3, and $148.1 million, respectively, on research and development activities.

Manufacturing

We contract with third-party contract manufacturers, or CMOs, for the manufacture of our product candidates for both our clinical and potential commercial needs. Our CMO network manufactures antibody, linker, and payload, conjugates the foregoing to create bulk drug substance of our product candidates, and processes the bulk drug substance into vialed and labeled drug product for use in humans. As a result of the closure of our Norwood facility in 2018, we no longer operate manufacturing facilities for the production of our product candidates for clinical use, and we have no plans to build our own clinical or commercial scale manufacturing capabilities. Although we are reliant on third parties to manufacture our product candidates, we have personnel with extensive manufacturing experience to oversee the relationships with our CMOs.

CMOs are subject to extensive governmental regulations and we depend on them to manufacture our product candidates in accordance with current good manufacturing practices, or cGMP. We have an established quality assurance program to ensure that the CMOs involved in the manufacture of product candidates do so in accordance with cGMP and other applicable U.S. and foreign regulations. We believe that our current CMO network complies with such regulations.

Employees

As of December 31, 2018, we had 296 full‑time employees, of whom 240 were engaged in research and development activities. Of the 240 research and development employees, 148 employees hold post‑graduate degrees, of which 64 hold Ph.D. degrees and eight hold M.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

We have entered into confidentiality agreements with all of our employees, members of our board of directors and consultants. Further, we have entered into assignment of invention agreements with all of our employees.

In February 2018, we determined to implement a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for our development programs. The implementation of this new operating model led to the ramp-down of manufacturing and quality activities at our Norwood facility during 2018, with a full decommissioning of the facility occurring in early 2019.  Implementation of the new operating model resulted in a net reduction of our workforce by approximately 20 positions.

Third‑Party Trademarks

Avastin, Herceptin, Kadcyla, and Keytruda are registered trademarks of their respective owners. Probody is a trademark of CytomX.

Item 1A.    Risk Factors

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE THOSE THAT WE CURRENTLY BELIEVE MAY MATERIALLY AFFECT OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT OUR COMPANY.

We have a history of operating losses and expect to incur significant additional operating losses.

We have generated operating losses since our inception. As of December 31, 2018, we had an accumulated deficit of $1.2 billion. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our research, development, preclinical testing, clinical trials, and collaborator support activities continue. We intend to continue to invest significantly in our product candidates. We may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. Our revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our collaborators, and from royalties received from the commercial sales of Kadcyla (which we sold partial cash rights to 2015 and the remainder in 2019). We do not expect to generate revenues from the commercial sale of our internal product candidates in the near term, and we may never generate revenues from the commercial sale of internal products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing products, establishing marketing and sales capabilities to commercialize our product candidates, as well as providing certain support to our collaborators in the development of their products. On March 1, 2019, we disclosed that our Phase 3 FORWARD I trial did not meet its PFS primary endpoint in either the entire study population or in the pre-specified subset of patients with high FRα expression, which will negatively affect our access to capital for at least the near term. However, we believe that our current working capital and the $65.2 million raised from the sale of our residual rights to Kadcyla royalties in January 2019, and expected future collaborator payments will be sufficient to meet our current and projected operating and capital requirements for at least the next 12 months. In addition, we cannot provide assurance that anticipated collaborator payments will, in fact, be received. Should such future collaborator payments not be received, we expect we could seek additional funding from other sources. We may elect or need to seek additional financing sooner due to a number of other factors as well, including:

•	if either we incur higher than expected costs or we or any of our collaborators experience slower than expected progress in developing product candidates and obtaining regulatory approvals; and
•	acquisition of technologies and other business opportunities that require financial commitments.

Additional funding may not be available to us on favorable terms, or at all. We may raise additional funds through public or private financings, collaborative arrangements or other arrangements. Debt financing, if available, may involve covenants that could restrict our business activities. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, scale back, or eliminate expenditures for some of our development programs, including restructuring our operations, refinancing or restructuring our debt, or grant rights to develop and market product candidates that we would otherwise prefer to internally develop and market. If we are required to grant such rights, the ultimate value of these product candidates to us may be reduced.

If our ADC technology does not produce safe, effective, and commercially viable products or if such products fail to obtain or maintain FDA approval, our business will be severely harmed.

Our ADC technology yields novel product candidates for the treatment of cancer. To date, only one ADC using our technology, Kadcyla, has obtained marketing approval. Our ADC product candidates and/or our collaborators’ ADC product candidates may not prove to be safe, effective, or commercially viable treatments for cancer and as a result, our ADC technology may not result in any future meaningful benefits to us or for our current or potential collaborators. Furthermore, we are aware of only three other compounds that are based on technology similar to our ADC technology that have obtained marketing approval by the FDA. If our ADC technology fails to generate product candidates that are safe, effective, and commercially viable treatments for cancer or such product candidates fail to obtain or maintain FDA approval, our business will be severely harmed. On March 1, 2019, we disclosed that our Phase 3 FORWARD I trial did not meet its PFS primary endpoint in either the entire study population or in the pre-specified subset of patients with high FRα expression. While we plan to conduct a full review of the FORWARD I data to determine potential next steps with mirvetuximab as a single agent, and assess our ongoing FORWARD II combination studies as a potential path forward to support a registration in ovarian cancer, a decision to discontinue further development of mirvetuximab soravtansine as a monotherapy, as combination therapy, or both, may significantly harm our business and future prospects.

Clinical trials for our and our collaborators’ product candidates will be lengthy and expensive, and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborators must demonstrate through clinical testing that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time‑consuming, expensive, and uncertain process and typically requires years to complete. In our industry, the results from preclinical studies and early clinical trials often are not predictive of results obtained in later‑stage clinical trials. Some compounds that have shown promising results in preclinical studies or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. For example, despite encouraging results from earlier clinical trials of mirvetuximab soravtansine, on March 1, 2019, we disclosed that our Phase 3 FORWARD I trial did not meet its PFS primary endpoint in either the entire study population or in the pre-specified subset of patients with high FRα expression. While we plan to conduct a full review of the FORWARD I data to determine potential next steps with mirvetuximab as a single agent, and assess our ongoing FORWARD II combination studies as a potential path forward to support a registration in ovarian cancer, a decision to discontinue further development of mirvetuximab soravtansine as a monotherapy, as combination therapy, or both, may significantly harm our business and future prospects.

At any time during the clinical trials, we, our collaborators, or the FDA or other regulatory authority might delay or halt any clinical trials of our product candidates for various reasons, including:

•	occurrence of unacceptable toxicities or side effects;
•	ineffectiveness of the product candidate;
•	insufficient drug supply, including delays in obtaining supplies/materials necessary for manufacturing such drugs;
•	negative or inconclusive results from the clinical trials, or results that necessitate additional nonclinical studies or clinical trials;
•	delays in obtaining or maintaining required approvals from institutions, review boards, or other reviewing entities at clinical sites;
•	delays in patient enrollment;
•	insufficient funding or a reprioritization of financial or other resources;
•

our or our collaborators’ inability to develop and obtain approval for any companion in vitro diagnostic devices that the FDA or other regulatory authority may conclude must be used with such product candidates to ensure their safe use; or

•	other reasons that are internal to the businesses of our collaborators and third-party suppliers, which they may not share with us.

Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates or our collaborators’ product candidates could severely harm our business.

Inadequate funding for the FDA, the SEC, and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough employees and stop critical activities. If a prolonged government shutdown or a series of shutdowns occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to gain access to the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We may be subject to, or may in the future become subject to, U.S. federal and state and foreign laws and regulations imposing obligations on how we collect, use, disclose, store, and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and adversely affect our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction, and disposal of personal data. We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which such data are processed. While we strive to comply with all applicable privacy and security laws and regulations, legal standards for privacy continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause reputational harm, which could have a material adverse effect on our business.

The legislative and regulatory landscape for privacy and data security continues to evolve. For example, the EU General Data Protection Regulation, or GDPR, which was effective as of May 25, 2018, introduced new data protection requirements in the European Union relating to the consent of the individuals to whom the personal data relate, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification, and the use of third party processors in connection with the processing of personal data. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR. However, our ongoing efforts related to compliance with the GDPR may not be successful and could increase our cost of doing business. In addition, data protection authorities of the different EU member states may interpret the GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the European Union.

In the United States, California recently adopted the California Consumer Privacy Act of 2018, or CCPA, which will come into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU GDPR. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

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

We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in regulatory policy during the period of product development, clinical trials, and regulatory review. Failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. In addition, we are, or may become, subject to various federal, state, and local laws, regulations, and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. If we fail to comply with the laws and regulations pertaining to our business, we may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls, marketing restrictions and civil and criminal penalties.

Our and our collaborators’ product candidates will remain subject to ongoing regulatory review even if they receive marketing approval. If we or our collaborators fail to comply with regulations applicable to approved products, these approvals could be lost and the sale of our or our collaborators’ products could be suspended.

Even if we or our collaborators receive regulatory approval to market a particular product candidate, the approval could be conditioned on us or our collaborators conducting costly post‑approval studies or could limit the indicated uses included in product labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us or our collaborators to withdraw it from the market, or impede or delay our or our collaborators’ ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to regulatory review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, and record‑keeping related to the product remain subject to extensive regulatory requirements. We do not have prior experience complying with regulations pertaining to products that have already received marketing approval and, therefore, we may be unable or slow to comply with existing regulations, including changes in existing regulatory requirements, or new regulations. Furthermore, our collaborators may be slow to adapt, or may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements pertaining to products that have already received approval.

If we or our collaborators fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, or if previously unknown problems with our or our partners’ products, manufacturers, or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

If we fail to secure or maintain successful collaborative arrangements, the development and marketing of compounds that use our technology may be delayed, scaled back, or otherwise may not occur. In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We cannot control the amount and timing of resources our collaborators may devote to our product candidates. Our collaborators may separately pursue competing product candidates, therapeutic approaches, or technologies to develop treatments for the diseases targeted by us or our collaborative efforts, or may decide, for reasons not known to us, to discontinue development of product candidates under our agreements with them. Any of our collaborators may slow or discontinue the development of a product candidate covered by a collaborative arrangement for reasons that can include, but are not limited to:

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

We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. Also, the failure of any one of our collaborators to perform its obligations under its agreement with us, including making any royalty, milestone or other payments to us, could have an adverse effect on our financial condition. Further, any material reduction by any one of our collaborators in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have an adverse effect on our financial condition. If a present or future collaborator of ours were to be involved in a business combination, the collaborator’s continued pursuit and emphasis on our product development program could be delayed, diminished, or terminated.

Royalty rates under our license agreements with our collaborators may vary over the royalty term depending on our intellectual property rights and the existence of certain third-party competing products.

Most of our license agreements with our collaborators provide that the royalty rates are subject to downward adjustment in the absence of ImmunoGen patent rights covering various aspects of the manufacture, use, or sale of the products developed under such licenses, or if certain third‑party products compete with the particular product covered by the license agreement.

We depend on our collaborators for the determination of royalty payments. We may not be able to detect errors and payment calculations may call for retroactive adjustments.

The royalty payments we may receive are determined by our collaborators based on their reported net sales. Each collaborative partner’s calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a collaborative partner. Our agreement with Genentech provides us the right to audit the calculations and sales data for the associated royalty payments related to sales of Kadcyla; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and generally require audit‑related costs on our part.

If our product requirements for clinical trials are significantly higher than we estimated, the inability to procure additional antibody, or conjugation or fill/finish services in a timely manner could impair our ability to initiate or advance our clinical trials.

We rely on third‑party suppliers to manufacture antibodies used in our own proprietary compounds. Due to the specific nature of the antibody and availability of production capacity, there is significant lead time required by these suppliers to provide us with the needed materials. If our antibody requirements for clinical materials to be manufactured are significantly higher than we estimated, we may not be able to readily procure additional antibody which would impair our ability to advance our clinical trials currently in process or initiate additional trials. We also rely on third parties to manufacture bulk drug substance and convert it into filled and finished vials of drug product for clinical use. If our product requirements are significantly higher than we estimated, we may not be able to readily procure slots to manufacture bulk drug substance or to convert drug substance into filled and finished vials of drug product for clinical use. There can be no assurance that we will not have supply problems that could delay or stop our clinical trials or otherwise could have a material adverse effect on our business.

We currently rely on third‑party manufacturers to produce our antibodies, linkers, payloads, drug substance, and drug product, and any delay or interruption in such manufacturers’ operations could impair our ability to advance clinical trials and commercialization of our product candidates.

We rely on third‑party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products. We have established relationships with third‑party manufacturers to provide materials for our clinical trials, and are developing relationships with these and other third-party manufacturers that we believe will be necessary to continue the development of our product candidates and to supply commercial quantities of these product candidates, if they are approved. Third‑party manufacturers may not be able to meet our needs with respect to timing, quantity, or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of applications for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability. Historically we manufactured non-pivotal drug substance, and performed quality testing for both drug substance and drug product, at our Norwood, Massachusetts manufacturing plant. In 2018, we implemented a new operating model that led to the discontinuation of our internal manufacturing and quality testing activities for drug substance and drug product for our development programs in connection with the closure of our Norwood facility, and we are now fully reliant on third-party contract manufacturers and contract research organizations for all manufacturing and quality testing activities for our development programs and future commercial products.

We are currently contractually required to obtain all of the DM4 used in mirvetuximab soravtansine from a single third‑party manufacturer, and any delay or interruption in such manufacturer’s operations could impair our ability to advance preclinical and clinical trials and commercialization of our product candidates and our collaborators’ products candidates.

We rely on a sole third‑party supplier, Società Italiana Corticosteroidi S.r.l, to manufacture the DM4 used in mirvetuximab soravtansine. Any delay or interruption in the operations of our sole third-party supplier and/or our supply of DM4 could lead to a delay or interruption in our manufacturing operations, preclinical studies, clinical trials, and commercialization of our product candidates and our collaborators’ product candidates, which could negatively affect our business.

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

We believe that the efforts of governments and third‑party payers to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the U.S. and other major healthcare markets have been proposed and adopted in recent years. For example, the U.S. Congress enacted a limited prescription drug benefit for Medicare recipients as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While the program established by this statute may increase demand for any products that we are able to successfully develop, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. Non‑Medicare third‑party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. The ACA, which became effective in 2010, was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and institute additional health policy reforms. It also requires discounts under the

Medicare drug benefit program and increased rebates on drugs covered by Medicaid. In addition, the ACA imposes an annual fee, which will increase annually, on sales by branded pharmaceutical manufacturers. The financial impact of these discounts, increased rebates and fees, and the other provisions of the ACA on our business is unclear and there can be no assurance that our business will not be materially adversely affected by the ACA. The ACA has been under scrutiny by the U.S. Congress almost since its passage, and certain sections of the ACA have not been fully implemented or have effectively been repealed, for example, as part of the recently adopted Tax Cuts and Jobs Act, the U.S. Congress eliminated the ACA’s individual mandate. The longevity of other key provisions of the ACA continues to be uncertain. In addition, ongoing initiatives in the U.S. have increased and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

In 2016, the 21st Century Cures Act was signed into law. This law is intended to enable the acceleration of the discovery, development and delivery of 21st century cures, among other things. Provisions in that law, such as those applying to precision medicine, technical updates to clinical trial databases, and advancing new drug therapies, could apply directly or indirectly to our activities and those of our collaborators.  At this point, however, it is not clear how that law will be implemented and what effect it may have on our business.

We currently do not have the direct sales, marketing, or distribution capabilities necessary to successfully commercialize our products on a large scale and may be unable to establish such capabilities.

We hold the worldwide rights to commercialize mirvetuximab soravtansine, and currently intend to commercialize mirvetuximab soravtansine ourselves in the U.S. and the European Union. Alternatively, we may choose to rely on third parties to market and sell mirvetuximab soravtansine in different territories, either through distributor or outlicensing arrangements. At this time, we do not have any significant direct sales, marketing or distribution capabilities. In addition, co‑promotion or other marketing arrangements with third parties to commercialize mirvetuximab soravtansine or other future potential products could significantly limit the revenues we derive from these compounds, and these third parties may fail to commercialize our compounds successfully.

If our product candidates or those of our collaborators do not gain market acceptance, our business will suffer.

Even if clinical trials demonstrate the safety and efficacy of our and our collaborators’ product candidates and the necessary regulatory approvals are obtained, our and our collaborators’ products may not gain market acceptance among physicians, patients, healthcare payers, and other members of the medical community. The degree of market acceptance of any products that we or our collaborators develop will depend on a number of factors, including:

•	their level of clinical efficacy and safety;
•	their advantage over alternative treatment methods;
•	our/the marketer’s and our collaborators’ ability to gain acceptable reimbursement and the reimbursement policies of government and other third‑party payers; and
•	the quality of the distribution capabilities of the party(ies) responsible to market and distribute the product(s).

Physicians may not prescribe any of our future products until such time as clinical data or other factors demonstrate the safety and efficacy of those products as compared to conventional drugs and other treatments. Even if the clinical safety and efficacy of our products are established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the physicians are already using competing products that satisfy their treatment objectives. If our products do not achieve significant market acceptance and use, we will not be able to recover the significant investment we have made in developing such products and our business will be severely harmed.

We may be unable to compete successfully.

The markets in which we compete are well established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in lower volume sold, pricing reductions, reduced gross margins, and failure to achieve market acceptance for our potential products. Our competitors include research institutions, pharmaceutical companies and biotechnology companies, such as Pfizer, Seattle Genetics, Roche, Astellas, AstraZeneca/MedImmune, and AbbVie. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, human, and other resources than we do. As a result, they may:

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

Our product candidates, if approved and commercialized, will also compete against well‑established, existing, therapeutic products that are currently reimbursed by government healthcare programs, private health insurers, and health maintenance organizations. In addition, if our product candidates are approved and commercialized, we may face competition from biosimilars. The ACA, which included the Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the Public Health Service Act to create an abbreviated approval pathway for two types of “generic” biologics—biosimilars and interchangeable biologic products. The BPCIA establishes a pathway for the FDA approval of follow‑on biologics and provides twelve years data exclusivity for reference products and an additional six months exclusivity period if pediatric studies are conducted. In Europe, EMA has issued guidelines for approving products through an abbreviated pathway, and biosimilars have been approved in Europe. If a biosimilar version of one of our potential products were approved in the U.S. or Europe, it could have a negative effect on sales and gross profits of the potential product and our financial condition.

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

Our success depends in part on obtaining, maintaining, and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving, is surrounded by a great deal of uncertainty, and involves complex legal, scientific, and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, our pending patent applications may not result in issued patents or in patent claims as broad as in the original applications. Although we own numerous patents, the issuance of a patent is not conclusive as to its validity or enforceability. Through litigation, a third party may challenge the validity or enforceability of a patent after its issuance.

Patents and applications owned or licensed by us may become the subject of interference, opposition, nullity, or other proceedings in a court or patent office in the U.S. or in a foreign jurisdiction to determine validity, enforceability, or priority of invention, which could result in substantial cost to us. An adverse decision in such a proceeding may result in our loss of rights under a patent or patent application. It is unclear how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. A competitor may successfully invalidate our patents or a challenge could result in limitations of the patents’ coverage. In addition, the cost of litigation or interference proceedings to uphold the validity of patents can be substantial. If we are unsuccessful in these proceedings, third parties may be able to use our patented technology without paying us licensing fees or royalties. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time‑consuming. In an infringement proceeding, a court may decide that a patent of ours is not valid. Even if the validity of our patents were upheld, a court may refuse to stop the other party from using the technology at issue on the ground that its activities are not covered by our patents.

The Leahy‑Smith America Invents Act became fully effective in 2013. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, moving to a first inventor‑to‑file system, establishing new procedures for challenging patents, and establishing different methods for invalidating patents. Governmental rule‑making implementing the new statute is evolving and will continue to introduce new substantive rules and procedures, particularly with regard to post‑grant proceedings such as inter partes review and post‑grant review. In due course, the courts will interpret various aspects of the law and related agency rules in ways that we cannot predict, potentially making it easier for competitors and other interested parties to challenge our patents, which, if successful, could have a material adverse effect on our business and prospects. In addition, the U.S. Supreme Court has become increasingly active in reviewing U.S. patent law in recent years, and the extent to which recent decisions will affect our ability to enforce certain types of claims under our U.S. patents or obtain future patents in certain areas is difficult to predict at this time.

Policing unauthorized use of our intellectual property is difficult, and we may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

In addition to our patent rights, we also rely on unpatented technology, trade secrets, know‑how, and confidential information. Third parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets, know‑how and confidential information. We require each of our employees, consultants and corporate partners to execute a confidentiality agreement at the commencement of an employment, consulting, or collaborative relationship with us. Further, we require that all employees enter into assignment of invention agreements as a condition of employment. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

Any inability to license proprietary technologies or processes from third parties which we use in connection with the development and manufacture of our product candidates may impair our business.

Other companies, universities, and research institutions have or may obtain patents that could limit our ability to use, manufacture, market, or sell our product candidates or impair our competitive position. As a result, we would have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential products. Any necessary licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential products at all or we may encounter significant delays in product development while we redesign products or methods that are found to infringe the patents held by others.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights held by third parties and we may be unable to protect our rights to, or to commercialize, our product candidates.

Patent litigation is very common in the biotechnology and pharmaceutical industries. Third parties may assert patent or other intellectual property infringement claims against us with respect to our technologies, products, or other matters. From time to time, we have received correspondence from third parties alleging that we infringe their intellectual property rights. Any claims that might be brought against us alleging infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would be costly and time‑consuming and could divert the attention of our management and key personnel from our business operations.

Furthermore, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that incorporate the challenged intellectual property unless we enter into royalty or license agreements. There may be third‑party patents, patent applications, and other intellectual property relevant to our potential products that may block or compete with our products or processes. In addition, we sometimes undertake research and development with respect to potential products even when we are aware of third‑party patents that may be relevant to our potential products, on the basis that such patents may be challenged or licensed by us. If our subsequent challenge to such patents were not to prevail, we may not be able to commercialize our potential products after having already incurred significant expenditures unless we are able to license the intellectual property on commercially reasonable terms. We may not be able to obtain such license agreements on terms acceptable to us, if at all. Even if we were able to obtain licenses to such technology, some licenses may be non‑exclusive, thereby giving our competitors access to the same technologies licensed to us. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations, which could severely harm our business.

We use hazardous materials in our business, and any claims relating to improper handling, storage, or disposal of these materials could harm our business.

Our research and development and manufacturing activities involve the controlled use of hazardous materials, chemicals, biological materials, and radioactive compounds. We are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any resulting damages, and any liability could exceed our resources. We may be required to incur significant costs to comply with these laws in the future. Failure to comply with these laws could result in fines and the revocation of permits, which could prevent us from conducting our business.

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

We are subject to the FCPA, which generally prohibits U.S. companies and intermediaries acting on their behalf from offering or making corrupt payments to “foreign officials” for the purpose of obtaining or retaining business or securing an improper business advantage. The FCPA also requires companies whose securities are publicly listed in the U.S. to maintain accurate books and records and to maintain adequate internal accounting controls. We are also subject to other similar anti-corruption laws and anti-money laundering laws, as well as export control laws, customs laws, sanctions laws, and other laws that apply to our activities in the countries where we operate. Certain of the jurisdictions in which we conduct or expect to conduct business have heightened risks for public corruption, extortion, bribery, pay-offs, theft, and other fraudulent practices. In many countries, health care professionals who serve as investigators in our clinical studies, or may prescribe or purchase any of our product candidates if they are approved, are employed by a government or an entity owned or controlled by a government. Dealings with these investigators, prescribers, and purchasers are subject to regulation under the FCPA. Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws, and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions.

Our employees, independent contractors, principal investigators, contract research organizations, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, contract research organizations, consultants, and collaborators may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) laws or regulations in jurisdictions where we are performing activities in relation to our product candidates, including those laws requiring the reporting of true, complete, and accurate information to such authorities; (2) manufacturing regulations and standards; (3) applicable laws prohibiting the promotion of a medical product for a use that has not been cleared or approved; (4) fraud and abuse, anti-corruption, and anti-money laundering laws, as well as similar laws and regulations and other laws; or (5) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to laws intended to prevent fraud, bias, misconduct, kickbacks, self-dealing, and other abusive practices, and these laws may differ substantially from country to country. Misconduct by these parties could also include the improper use of information obtained in the course of clinical trials or performing other services, which could result in investigations, sanctions, and serious harm to their or our reputation. In addition, we have limited experience with respect to laws governing the commercial sale of pharmaceutical products and we will need to implement measures to ensure compliance with these laws before the commercialization of any of our product candidates, if approved. The failure to adequately implement these measures could negatively affect our sales and marketing activities and our business.

We depend on our key personnel and we must continue to attract and retain key employees and consultants.

We depend on our key scientific and management personnel. Our ability to pursue the development of our current and future product candidates depends largely on retaining the services of our existing personnel and hiring additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, sales, marketing, distribution, and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities, and non‑profit research institutions. Failure to retain our existing key management and scientific personnel or to attract additional highly qualified personnel could delay the development of our product candidates and harm our business.

Our stock price can fluctuate significantly and results announced by us and our collaborators or competitors can cause our stock price to decline.

Our stock price can fluctuate significantly due to business developments announced by us and by our collaborators and competitors, or as a result of market trends and daily trading volume. The business developments that could affect our stock price include disclosures related to clinical findings with compounds that make use of our ADC technology, new collaborations and clinical advancement or discontinuation of product candidates that make use of our ADC technology or product candidates that compete with our compounds or those of our collaborators. Our stock price can also fluctuate significantly with the level of overall investment interest in small‑cap biotechnology stocks or for other reasons unrelated to our business.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to the timing of non‑recurring licensing fees, decisions of our collaborators with respect to our agreements with them, and the achievement of milestones and our receipt of the related milestone payments under new and existing licensing and collaboration agreements. Revenue historically recognized under our prior collaboration agreements may not be an indicator of revenue from any future collaboration. In addition, our expenses are unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include obligations to manufacture or supply product or payments owed by us under licensing or collaboration agreements. It is possible that our quarterly and/or annual operating results will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline. We believe that quarter‑to‑quarter and year‑to‑year comparisons of our operating results are not good indicators of our future performance and should not be relied upon to predict the future performance of our stock price.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We lease approximately 120,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, MA. The term of the 830 Winter Street lease expires on March 31, 2026, with an option for us to extend the lease for two additional five‑year terms. We also leased approximately 43,850 square feet of space at 333 Providence Highway, Norwood, MA, which served as our conjugate manufacturing facility and also included office space. The 333 Providence Highway lease expired on February 28, 2019. In February 2018, we determined to implement a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for our development programs. The implementation of this new operating model led to the ramp-down of manufacturing and quality activities at our Norwood, Massachusetts facility during 2018, with a full decommissioning of the facility occurring in early 2019.

Due to space requirements, in 2013, we entered into a lease agreement for the rental of 7,507 square feet of office space at 100 River Ridge Drive, Norwood, MA. The lease expired in September 2018. In 2016, we entered into a lease agreement for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, MA through August 31, 2021. We have been actively seeking to sub-lease this space.

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

Mark J. Enyedy, age 55, joined ImmunoGen in 2016, and has served as our President and Chief Executive Officer since that date. Prior to joining ImmunoGen, he served in various executive capacities at Shire PLC, a pharmaceutical company, from 2013 to 2016, including as Executive Vice President and Head of Corporate Development from 2014 to 2016, where he led Shire’s strategy, M&A, and corporate planning functions and provided commercial oversight of Shire’s pre-Phase 3 portfolio. Prior to joining Shire, he served as Chief Executive Officer and a director of Proteostasis Therapeutics, Inc., a biopharmaceutical company, from 2011 to 2013. Prior to joining Proteostasis, he served for 15 years at Genzyme Corporation, a biopharmaceutical company, most recently as President of the Transplant, Oncology, and Multiple Sclerosis divisions. Mr. Enyedy holds a JD from Harvard Law School and practiced law prior to joining Genzyme. Mr. Enyedy is also a director of Akebia Therapeutics, Inc. and The American Cancer Society of Eastern New England. Within the past five years, he also served as a director of Fate Therapeutics, Inc. and Keryx Biopharmaceuticals, Inc.

Craig Barrows, age 64, joined ImmunoGen in 2007, and has served as our Executive Vice President, General Counsel and Secretary since 2016. Prior to that he served as Vice President, General Counsel and Secretary for more than five years.

Anna Berkenblit, MD, age 49, joined ImmunoGen in 2015, and has served as our Senior Vice President and Chief Medical Officer since February 2019. Prior to that, she served as our Vice President and Chief Medical Officer from 2015 to February 2019. Prior to joining ImmunoGen, she served as Senior Vice President and Head of Clinical Research at H3 Biomedicine Inc., a pharmaceutical company, from 2013 to 2015. Prior to that she served as Vice President and Head of Clinical Research at AVEO Pharmaceuticals, Inc., a biopharmaceutical company, from 2011 to 2013. Dr. Berkenblit holds a Doctor of Medicine degree from Harvard Medical School and a master’s degree from the Harvard/MIT Health & Sciences clinical investigator training program.

Richard J. Gregory, PhD, age 61, joined ImmunoGen in 2015, and has served as our Executive Vice President and Chief Scientific Officer since that date. Prior to joining ImmunoGen, he spent 25 years at Genzyme Corporation, a biopharmaceutical company, in roles of increasing responsibility, including Senior Vice President and Head of Research from 2003 until Genzyme’s acquisition by Sanofi in 2011, and Head of Research and Development for Genzyme from 2011 through 2014. Dr. Gregory holds a PhD from the University of Massachusetts, Amherst, and completed his post‑doctoral work at the Worcester Foundation for Experimental Biology.  Dr. Gregory is also a director of Homology Medicines, Inc. and ProMIS Neurosciences Inc.

Blaine H. McKee, PhD, age 53, joined ImmunoGen in 2018, and has served as our Executive Vice President and Chief Business Officer since that date. Prior to joining ImmunoGen, he served in various executive capacities at Shire PLC, a pharmaceutical company, from 2014 to 2018, including as Senior Vice President, Head of Corporate Development, from 2016 to 2018, and as Senior Vice President, Head of Transactions, from 2014 to 2016. Prior to that he served as Executive Vice President and Chief Business Officer at 480 Biomedical, Inc., a biotechnology company, from 2011 to 2014. Prior to that he served for 15 years at Genzyme Corporation, a biopharmaceutical company, most recently as Senior Vice President, Strategic Development of the Transplant, Oncology, and Multiple Sclerosis divisions. Dr. McKee holds a PhD in organic chemistry from Massachusetts Institute of Technology (MIT), and a Master of Business Administration from MIT’s Sloan School of Management. Dr. McKee is also a director of VBI Vaccines Inc. and, within the past five years, he also served as a director of Biostage, Inc.

Thomas Ryll, PhD, age 58, joined ImmunoGen in 2015, and has served as our Vice President, Technical Operations, since 2017. Prior to that he served as Vice President, Process and Analytical Development, from his date of hire to 2017. Prior to joining ImmunoGen, he spent almost nine years at Biogen Inc. (formerly known as Biogen Idec Inc.), a biopharmaceutical company, in roles of increasing responsibility in the area of cell line culture development, including Senior Director in Biogen’s technical development department. Dr. Ryll holds a PhD in biotechnology and biochemistry from the Technical University of Braunschweig, Germany, and completed his post-doctoral work at the Society for Biotechnology Research (now the Helmholtz Center for Infection Research) in Germany.

Theresa G. Wingrove, PhD, age 61, joined ImmunoGen in 2011, and has served as our Senior Vice President, Regulatory Affairs and Quality since February 2018. Prior to that she served as Vice President, Regulatory Affairs and Quality from 2017 to February 2018, and prior to that as Vice President, Regulatory Affairs for more than five years. Dr. Wingrove holds a PhD in biochemical toxicology from the University of Rochester School of Medicine and Dentistry, and completed her postdoctoral work at the University of Rochester Medical Center.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Our Common Stock and Related Stockholder Matters

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “IMGN.” As of February 19, 2019, the closing price per share of our common stock was $5.53, as reported by NASDAQ, and we had 340 holders of record of our common stock.

We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information (in thousands)

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and holders(1)	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders(2)	15,817	$10.20	8,874	(3)
Equity compensation plans not approved by security holders	—	—	—
Total	15,817	$10.20	8,874

(1)	Does not include outstanding unvested restricted stock awards.
(2)	These plans consist of the 2006, 2016 and 2018 Employee, Director and Consultant Equity Incentive Plans.
(3)

Includes shares available for future issuance under the 2018 Employee, Director and Consultant Equity Incentive Plan and shares available for future issuance under the Company’s Employee Stock Purchase Plan.

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

			Twelve	Six Month
	Year	Year	Months	Transition	Six Months
	Ended	Ended	Ended	Period Ended	Ended
	Dec. 31	Dec. 31	Dec. 31	Dec. 31	Dec. 31	Years Ended June 30,
	2018	2017	2016	2016	2015	2016	2015	2014
			(unaudited)		(unaudited)
Consolidated Statement of Operations Data:
Total revenues	$53,446	$115,447	$48,628	$21,506	$32,880	$60,002	$85,541	$59,896
Total operating expenses	214,895	174,429	184,271	88,992	89,714	184,993	139,996	131,427
Non-cash interest expense on liability related to sale of future royalty and convertible senior notes	10,631	13,682	18,593	8,665	10,202	20,130	5,437	—
Non-cash debt conversion expense	—	22,915	—	—	—	—	—	—
Other income (expense), net	3,237	(433)	(2,497)	(2,732)	69	304	(847)	167
Net loss	$(168,843)	$(96,012)	$(156,733)	$(78,883)	$(66,967)	$(144,817)	$(60,739)	$(71,364)
Basic and diluted net loss per common share	$(1.21)	$(0.98)	$(1.80)	$(0.91)	$(0.77)	$(1.67)	$(0.71)	$(0.83)
Basic and diluted weighted average common shares outstanding	139,946	98,068	87,029	87,102	86,904	86,976	86,038	85,481

	December 31,					June 30,
	2018	2017	2016			2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$262,252	$267,107	$159,964			$245,026	$278,109	$142,261
Total assets	295,381	294,676	198,864			287,085	313,823	165,318
Long-term convertible notes - net	2,064	2,050	96,965			96,628	—	—
Shareholders’ equity (deficit)	10,972	(17,895)	(152,850)			(82,304)	35,104	75,699

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a clinical-stage biotechnology company focused on developing the next generation of antibody-drug conjugates, or ADCs, to improve outcomes for cancer patients. By generating targeted therapies with enhanced anti-tumor activity and favorable tolerability profiles, we aim to disrupt the progression of cancer and offer patients more good days. We call this our commitment to “target a better now.”

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

We have established a leadership position in ADCs with a robust portfolio and a productive platform that has generated differentiated candidates for cancer treatment. Our proprietary portfolio is led by mirvetuximab soravtansine, a first-in-class ADC targeting folate-receptor alpha, or FRα.  In late 2016, we initiated a Phase 3 registration trial, FORWARD I, with mirvetuximab for use as single-agent therapy to treat patients with platinum-resistant ovarian cancer whose tumors express medium or high levels of FRα and who have received up to three prior treatment regimens. In 2018, we fully enrolled FORWARD I, and successfully completed an interim analysis after 80 PFS events. On March 1, 2019, we announced that FORWARD I did not meet its PFS primary endpoint in either the entire study population or in the pre-specified subset of patients with high FRexpression. Based upon the efficacy signals we observed in the high FRα subset with PFS, confirmed overall response rate and overall survival, we are conducting additional analyses to further evaluate the potential benefit of mirvetuximab soravtansine for FRα-positive platinum-resistant ovarian cancer.

Mirvetuximab is also being assessed in multiple combinations in FORWARD II, a Phase 1b/2 study of the agent in combination with Avastin® (bevacizumab) or Keytruda® (pembrolizumab) in patients with Frα-positive platinum-resistant ovarian cancer, as well as a triplet combination of mirvetuximab plus carboplatin and bevacizumab in patients with recurrent platinum-sensitive ovarian cancer. In 2018, we presented combination data from more than 100 patients, beginning with data from the dose-escalation FORWARD II cohort evaluating mirvetuximab in combination with pembrolizumab at the Society of Gynecologic Oncology (SGO) Annual Meeting, which demonstrated encouraging efficacy and favorable tolerability in patients with platinum-resistant ovarian cancer. Based on these data, we enrolled an additional 35 patients with medium or high FRα expression levels in an expansion cohort in the FORWARD II study  Findings from the combined dose escalation and expansion cohorts were presented at the 2018 European Society for Medical Oncology (ESMO) Congress in October and confirmed the safety of the combination and the activity of mirvetuximab in heavily pretreated ovarian cancer patients in terms of response rate with a trend towards improved duration of response with the addition of pembrolizumab. We plan to present data from the mature cohort during 2019, the results of which will determine our approach to further development of this combination.

We also reported updated data from the FORWARD II dose-escalation cohort evaluating mirvetuximab in combination with carboplatin in patients with recurrent platinum-sensitive ovarian cancer. The updated data demonstrated a favorable safety profile along with an increased response rate and more durable benefit after longer-term follow up. In June, we presented data from the FORWARD II expansion cohort evaluating mirvetuximab in combination with bevacizumab at the American Society of Clinical Oncology (ASCO) Annual Meeting, which demonstrated anti-tumor activity with durable responses and favorable tolerability in patients with platinum-resistant ovarian cancer. Taken together, findings from these doublets supported the initiation of the ongoing FORWARD II cohort assessing a triplet combination of mirvetuximab plus carboplatin and bevacizumab in patients with recurrent platinum-sensitive ovarian cancer. We completed enrollment of the triplet in late 2018 and expect to report data from this cohort in 2019.

We have built a productive platform that continues to generate innovative and proprietary ADCs, including IMGN632, our CD123-targeting product candidate in clinical trials for patients with acute myeloid leukemia (AML) and blastic plasmacytoid dendritic cell neoplasm (BPDCN), and IMGN779, our CD33-targeting product candidate in clinical trials for patients with AML. Initial data from the Phase 1 study of IMGN632 in patients with relapsed or refractory adult AML and BPDCN were presented at the American Society of Hematology (ASH) Annual Meeting in December 2018. IMGN632 was shown to display anti-leukemic activity across all dose levels tested and a tolerable safety profile at doses up to 0.3 mg/kg. Enrollment in expansion cohorts is ongoing to identify the recommended Phase 2 dose and schedule for both AML and BPDCN. Updated data from the IMGN779 Phase 1 dose finding study in AML patients were also presented at ASH; these data show that IMGN779 continues to display a tolerable safety profile with repeat dosing across a wide range of doses explored in patients with relapsed AML, with anti-leukemic activity seen at doses ≥0.39 mg/kg in both schedules. Enrollment is ongoing to identify the recommended Phase 2 dose and schedule.

In August 2017, we announced a strategic collaboration and option agreement with Jazz, to develop and co-commercialize ADCs. Jazz has exclusive worldwide rights to opt into development and commercialization of IMGN779, IMGN632, and a third program to be named later from our early-stage pipeline.

Over the last 38 years, ImmunoGen has assembled the most comprehensive “tool box” in the ADC field. Our platform technology combines advanced chemistry and biochemistry with innovative approaches to antibody optimization, with a focus on increasing the diversity and potency of our payload agents, advancing antibody-payload linkage and release technologies, and integration of novel approaches to antibody engineering. Combined with the accumulated experience of our research team, these capabilities have enabled us to generate a pipeline of novel candidates optimized for individual tumor types with potent anti-tumor activity and tolerable safety profiles that we can develop as monotherapies and in combination with existing and novel therapies.

Collaborating on ADC development with other companies allows us to generate revenue, mitigate expenses, enhance our capabilities, and extend the reach of our proprietary platform. The most advanced partner program is Roche’s marketed product, Kadcyla (ado-trastuzumab emtansine), the first ADC to demonstrate superiority over standard of care in a randomized pivotal trial, EMILIA, and gain FDA approval. Our ADC platform is used in candidates in clinical development with a number of partners. We have evolved our partnering approach to pursue relationships where we can gain access to technology and complementary capabilities, such as our technology swap with CytomX, as well as co-development and co-commercialization opportunities, such as our relationships with Jazz and MacroGenics. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. For more information concerning these relationships, including their ongoing financial and accounting impact on our business, please read Note C, “Significant Collaborative Agreements,” to our consolidated financial statements included in this report.

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of December 31, 2018, we had $262.3 million in cash and cash equivalents compared to $267.1 million as of December 31, 2017. In January 2019, we sold our residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for $65.2 million, net of fees.

Change in fiscal year

As previously reported, we changed our fiscal year end to December 31 from June 30 effective January 1, 2017. This Annual report on Form 10-K is for the twelve months ended December 31, 2018, and we previously filed a transition report for the six-month period of July 1, 2016 through December 31, 2016, which we refer to as the transition period. References through management’s discussion and analysis to amounts related to the year ended December 31, 2016 and the six months ended December 31, 2015 are unaudited.

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

We adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results prior to 2018 were prepared under the guidance of ASC 605, “Revenue Recognition”, which is also referred to herein as "legacy GAAP" or the "previous guidance." Refer to Note B to the consolidated financial statements for further discussion on this change. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We enter into licensing and development agreements with collaborators for the development of

ADC therapeutics. The terms of these agreements contain multiple performance obligations which may include (i) licenses, or options to obtain licenses, to our ADC technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents, and (v) prior to the decommissioning of our Norwood facility in 2018, the manufacture of preclinical or clinical materials for the collaborative partner. Payments to us under these agreements may include upfront fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones, and royalties on product sales. Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when or as we satisfy each performance obligation.

We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

As part of the accounting for the arrangement, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract, which is discussed in further detail below.

At December 31, 2018, we had the following material types of agreements with the parties identified below:

•

Development and commercialization licenses, which provide the party with the right to use our ADC technology and/or certain other intellectual property to develop and commercialize anticancer compounds to a specified antigen target:

Bayer (one exclusive single-target license)

Biotest (one exclusive single-target license)

CytomX (one exclusive single-target license)

Fusion Pharmaceuticals (one exclusive single-target license)

Novartis (five exclusive single-target licenses)

Oxford BioTherapeutics/Menarini (one exclusive target license sublicensed from Amgen)

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

Development and Commercialization Licenses

The obligations under a development and commercialization license agreement generally include the license to our ADC technology with respect to a specified antigen target, and may also include obligations related to rights to future technological improvements, research activities to be performed on behalf of the collaborative partner and, prior to the decommissioning of our Norwood facility in 2018, the manufacture of preclinical or clinical materials for the collaborative partner.

Generally, development and commercialization licenses contain non‑refundable terms for payments and, depending on the terms of the agreement, provide that we will (i) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) at the collaborator’s request, manufacture and provide preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge (which services we discontinued in 2018), (iii) earn payments upon the achievement of certain milestones, and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. Royalty rates may vary over the royalty term depending on our intellectual property rights and/or the presence of comparable competing products. In the case of Sanofi, its licenses are fully-paid and no further milestones or royalties will be received. In the case of Debiopharm, no royalties will be received. We may provide technical assistance and share any technology improvements with our collaborators during the term of the collaboration agreements. We do not directly control when or whether any collaborator will request research services, achieve milestones, or become liable for royalty payments.

In determining the performance obligations, management evaluates whether the license is distinct, and has significant standalone functionality, from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of ADC technology research expertise in the general marketplace and whether technological improvements are required for the continued functionality of the license. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. We estimate the stand-alone selling prices of the license and all other performance obligations based on market conditions, similar arrangements entered into by third parties, and entity‑specific factors such as the terms of our previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use our ADC technology, our pricing practices and pricing objectives, the likelihood that technological improvements will be made, and, if made, will be used by our collaborators, and the nature of the research services to be performed on behalf of our collaborators and market rates for similar services.

We recognize revenue related to research services as the services are performed. We perform research activities, including developing antibody specific conjugation processes, on behalf of our collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. We also develop conjugation processes for materials for later stage testing and commercialization for certain collaborators. We are compensated at negotiated rates and may receive milestone payments for developing these processes which are also recorded as a component of research and development support revenue. We may also produce research material for potential collaborators under material transfer agreements. We record amounts received for research materials produced or services performed as a component of research and development support revenue.

Prior to 2019, we also provided cytotoxic agents to our collaborators or produced preclinical and clinical materials (drug substance) at negotiated prices which were generally consistent with what other third parties would charge. We recognized revenue on cytotoxic agents and on preclinical and clinical materials when the materials had passed all quality testing required for collaborator acceptance and control was transferred to the collaborator. Arrangement consideration allocated to the manufacture of preclinical and clinical materials in a multiple‑deliverable arrangement was below our full cost, and our full cost was never below its contract selling prices. During the twelve months ended December 31, 2018, 2017 and 2016, the six months ended December 31, 2016 and 2015, and the fiscal year ended June 30, 2016, the difference between our full cost to manufacture preclinical and clinical materials on behalf of our collaborators as compared to total amounts received from collaborators for the manufacture of preclinical and clinical materials was $1.4, $3.1, $3.7, $0.9, $4.1, and $6.9 million, respectively. The majority of our costs to produce these preclinical and clinical materials were fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, our costs to produce these materials was significantly affected by the number of batches produced during the period. The volume of preclinical and clinical materials we produced was directly related to the scale and scope of preclinical activities and the number of clinical trials we and our collaborators were preparing for or currently had underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial, and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore our per‑batch costs to manufacture these preclinical and clinical materials, varied significantly from period to period and exceeded the supply prices which represented the net realizable value of the related materials, which affected the margins recognized on such product sales. We discontinued producing preclinical and clinical materials for our collaborators by the end of 2018.

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

At the inception of each arrangement that includes developmental and regulatory milestone payments, we evaluate whether the achievement of each milestone specifically relates to our efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. If the achievement of a milestone is considered a direct result of our efforts to satisfy a performance obligation or transfer a distinct good or service and the receipt of the payment is based upon the achievement of the milestone, the associated milestone value is allocated to that distinct good or service. If the milestone payment is not specifically related to our effort to satisfy a performance obligation or transfer a distinct good or service, the amount is allocated to all performance obligations using the relative standalone selling price method. In addition, we evaluate the milestone to determine whether the milestone is considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated; otherwise, such amounts are considered constrained and excluded from the transaction price. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development or regulatory milestones and any related constraint, and if necessary, adjust our estimate of the transaction price. Any such adjustments to the transaction price are allocated to the performance obligations on the same basis as at contract inception. Amounts allocated to a satisfied performance obligation shall be recognized as revenue, or as a reduction of revenue, in the period in which the transaction price changes.

For development and commercialization license agreements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied) in accordance with the royalty recognition constraint. Under our development and commercialization license agreements, except for the Sanofi and Debiopharm licenses, we receive royalty payments based upon our licensees’ net sales of covered products. Generally, under the development and commercialization agreements, we receive royalty reports and payments from our licensees approximately one quarter in arrears.  We estimate the amount of royalty revenue to be recognized based on historical and forecasted sales and/or sales information from its licensees if available.

Collaboration and Option Agreements/Right-to-Test Agreements

Our right-to-test agreements provide collaborators the right to test our ADC technology for a defined period of time through a research, or right‑to‑test, license. Under both right-to-test agreements and collaboration and option agreements, collaborators may (a) take options, for a defined period of time, to specified targets and (b) upon exercise of those options, secure or “take” licenses to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to us (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon the opt-in to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), (iii) at the collaborator’s request, after providing research services at negotiated prices which are generally consistent with what other third parties would charge, or (iv) some combination of all of these fees.

The accounting for collaboration and option agreements and right-to-test agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered distinct performance obligations if they provide a collaborator with a material right. Factors that are considered in evaluating whether options convey a material right include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the fair value of the licenses, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. As of December 31, 2018, all right-to-test agreements have expired.

If we conclude that an option provides the customer a material right, and therefore is a separate performance obligation, we then determine the estimated selling prices of the option and all other units of accounting based on an option pricing model using the following inputs: a) estimated fair value of each program, b) the amount the partner would pay to exercise the option to obtain the license and c) probability of exercise.

Upfront consideration allocated to development and commercialization licenses may be recognized upon delivery of the license if facts and circumstances dictate that the license has stand-alone functionality and is distinct from the undelivered performance obligations.

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

Clinical Trial Accruals

Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these costs to third parties. Third party clinical trial expenses include investigator fees, site costs (patient costs), clinical research organization costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid asset or accrued clinical trial cost. These third party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future R&D activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. We also record accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical clinical accrual estimates made by the Company have not been materially different from the actual costs.

Stock‑based Compensation

As of December 31, 2018, we are authorized to grant future awards under one share‑based compensation plan, which is the ImmunoGen, Inc. 2018 Employee, Director and Consultant Equity Incentive Plan. The stock‑based awards are accounted for under ASC Topic 718, “Compensation—Stock Compensation,” pursuant to which the estimated grant date fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. Such amounts have been reduced by our estimate of forfeitures for unvested awards.

The fair value of each stock option is estimated on the date of grant using the Black‑Scholes option‑pricing model. Expected volatility is based exclusively on historical volatility of our stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post‑vesting termination behavior amongst our employee population. The risk‑free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options. Estimated forfeitures are based on historical data as well as current trends. Stock compensation cost related to stock options and restricted stock incurred during the years ended December 31, 2018, 2017 and 2016, the six months ended December 31, 2016 and 2015, and fiscal year 2016 was $16.4, $11.1, $19.8, $8.1, $10.2, and $21.9 million, respectively. During each of calendar and fiscal years 2016, we recorded $3.1 million of stock compensation cost related to the modification of certain outstanding common stock options with the former Chief Executive Officer’s succession plan. Stock compensation cost related to director deferred share units recorded during the years ended December 31, 2018, 2017 and 2016, the six months ended December 31, 2016 and 2015, and fiscal year 2016 was $361,000, $206,000, $431,000, $215,000, $164,000, and $380,000, respectively.

Future stock‑based compensation may significantly differ based on changes in the fair value of our common stock and our estimates of expected volatility and the other relevant assumptions.

Results of Operations

Revenues

Our total revenues decreased $62.0 million to $53.4 million for the year ended December 31, 2018 compared to the prior year and increased $66.8 million to $115.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in revenues in calendar year 2018 compared to 2017 is attributable to a decrease in license and milestone fees and research and development support revenue, partially offset by an increase in non-cash royalty revenue and clinical materials revenue. The increase in revenues in calendar year 2017 compared to 2016 is attributable to an increase in license and milestone fees, non-cash royalty revenue and clinical materials revenue, partially offset by a decrease in research and development support revenue. Our total revenues for the six months ended December 31, 2016 decreased $11.4 million to $21.5 million compared to the six months ended December 31, 2015, which is attributable to a decrease in license and milestone fees, royalty revenue and clinical materials revenue, partially offset by a decrease in research and development support revenue, and our total revenues for the fiscal year ended June 30, 2016 were $60.0 million.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in the clinical trials of the product candidates. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year. Total revenue recognized from license and milestone fees from each of our collaborators in the years ended December 31, 2018, 2017, and 2016, the six months ended December 31, 2016 and 2015, and the fiscal year ended June 30, 2016 is shown in the following table (in thousands):

	Years Ended			Six Months Ended		Year Ended
	December 31,			December 31,		June 30,
License and Milestone Fees	2018	2017	2016	2016	2015	2016
			(unaudited)		(unaudited)
Collaborative Partner:
Amgen/Oxford BioTherapeutics/Menarini	$1,066	$17	$16	$8	$1,009	$1,017
Bayer HealthCare	16	—	10,000	—	—	10,000
Biotest	—	—	—	—	12	12
CytomX	14	13,665	—	—	—	—
Debiopharm	500	29,500	—	—	—	—
Fusion	750	—	—	—	—	—
Lilly	717	22	24	12	5,011	5,023
Novartis	1,189	180	5,180	5,090	90	180
Roche	46	—	—	—	—	—
Sanofi	—	36,000	1	—	2,008	2,009
Takeda	10,982	85	84	42	8,632	8,674
Total	$15,280	$79,469	$15,305	$5,152	$16,762	$26,915

Revenue from license and milestone fees decreased $64.2 million to $15.3 million for the year ended December 31, 2018 and increased $64.2 million to $79.5 million for prior year. Included in license and milestone fees for the year ended December 31, 2018 is $10.9 million of previously deferred license revenue earned upon the expiration of the right to execute a license or extend the research term specified under the right-to-test agreement with Takeda, a $500,000 payment received in January 2018 related to the delivery of IMGN529 clinical materials to Debiopharm, and $1 million and $500,000 of development milestones that were determined to be probable of occurring under our license agreements with Oxford BioTherapeutics Ltd. and Fusion, respectively, that were allocated to the previously delivered licenses. In May 2018, Novartis terminated one of its six development and commercialization licenses, and in October 2018, Lilly terminated its three development and commercialization licenses. As a result, we recorded the remaining $1.7 million balance of the upfront payments that had been allocated to future performance obligations under these licenses as revenue, which is included in license and milestone fees for 2018. Included in license and milestone fees for the prior year is $29.5 million of revenue related to the sale and transfer of our IMGN529 asset to Debiopharm, a $30 million paid-up license fee related to an amendment to our collaboration and license agreement with Sanofi, $6 million of development milestones achieved under the collaboration and license agreement with Sanofi prior to amendment, $12.7 million of non-cash license revenue earned upon the expiration of the right to replace the target specified under the development and commercialization license with CytomX and a $1 million development milestone achieved under said license agreement with CytomX. Included in license and milestone fees for the year ended December 31, 2016 are $15 million of development milestones achieved under license agreements with Bayer and Novartis.

Deferred revenue of $80.8 million as of December 31, 2018 includes a $75 million upfront payment related to the license options granted to Jazz in August 2017, with the remainder of the balance primarily representing consideration received from our collaborators pursuant to our license agreements, which we have yet to earn pursuant to our revenue recognition policy.

Non-cash royalty revenue related to the sale of future royalties

In February 2013, the U.S. FDA granted marketing approval to Kadcyla, an ADC resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $32.2, $28.1, $26.2, $12.9, $12.0, and $25.3 million of non-cash royalties on net sales of Kadcyla were recorded and included in royalty revenue for the years ended December 31, 2018, 2017 and 2016, the six months ended December 31, 2016 and 2015, and the fiscal year ended June 30, 2016, respectively. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash was remitted to Immunity Royalty Holdings, L.P.  subject to a residual cap. In January 2019, we sold our residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for $65.2 million, net of $1.5 million of fees. Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on. See further details regarding royalty obligation in Note F of the Consolidated Financial Statements.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to the number of our collaborators and potential collaborators, the stage of development of our collaborators’ product candidates, and the resources our collaborators allocate to the development effort. As such, the amount of development fees may vary widely from quarter to quarter and year to year. Research and development support revenue decreased $2.1 million to $1.4 million for the year ended December 31, 2018 and decreased $1.7 million to $3.5 million for the prior year. Research and development support revenue increased $1.2 million to $2.8 million for the six months ended December 31, 2016 compared to the six months ended December 31, 2015, and was $4.0 million for the year ended June 30, 2016.

Clinical materials revenue

The amount of clinical materials revenue we earned, and the related cost of clinical materials charged to research and development expense, was directly related to the number of clinical trials our collaborators who used us to manufacture clinical materials were preparing or had underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial received clinical benefit from the clinical materials, and the demand our collaborators had for clinical‑grade material for process development and analytical purposes. As such, the amount of clinical materials revenue and the related cost of clinical materials charged to research and development expense varied significantly from quarter to quarter and year to year. Clinical materials revenue increased $200,000 to $4.6 million for the year ended December 31, 2018 and increased $2.5 million to $4.4 million for the prior year. Clinical materials revenue decreased $1.6 million to $679,000 for the six months ended December 31, 2016 compared to the six months ended December 31, 2015, and was $3.6 million for the year ended June 30, 2016. During the periods presented, we shipped clinical materials in support of a number of our collaborators’ clinical trials, as well as preclinical materials in support of certain collaborators’ development efforts and DMx shipments to certain collaborators in support of development and manufacturing efforts. We were compensated at negotiated prices which were generally consistent with what other third‑parties would charge.  We discontinued producing preclinical and clinical materials for our collaborators by the end of 2018.

Research and Development Expenses

Our research and development expenses relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes, and (iv) prior to 2019, manufacturing operations which also included raw materials. Our research and development efforts have been primarily focused in the following areas:

•	evaluation of potential antigen targets;
•	evaluation of internally developed and/or in‑licensed product candidates and technologies;
•	development and evaluation of additional cytotoxic agents and linkers;
•	activities related to the process, preclinical and clinical development of our internal product candidates;
•	process improvements to our ADC technology;
•	prior to 2019, operation and maintenance of our conjugate manufacturing facility, including production of our own and our collaborators’ clinical materials;
•	production costs for the supply of clinical material for our internal product candidates, including antibody supply, conjugation services, and fill/finish services;
•	production costs for the supply of payloads for our and our partners’ preclinical and clinical activities; and
•	non‑pivotal and pivotal development activities with contract manufacturers for conjugation, fill/finish services and the antibody component of our internal product candidates, linkers, and payloads.

Research and development expense increased $34.7 million to $174.5 million for the year ended December 31, 2018 and decreased $1.6 million to $139.7 million for the prior year. The significant increase in 2018 from prior year was primarily due to higher clinical trial costs driven largely by completion of patient enrollment in FORWARD I, increased costs related to the FORWARD II and IMGN632 trials, and higher external manufacturing costs in support of commercial validation of mirvetuximab soravtansine. Contract service expense also increased due to increased clinical, regulatory, and commercial-readiness efforts to support advancement of mirvetuximab soravtansine. The decrease in 2017 from 2016 was primarily due to a workforce reduction resulting from a strategic review in September 2016 and lower third-party service fees, partially offset by increased clinical trial and drug supply costs, particularly related to the FORWARD I and FORWARD II studies.

Research and development expense for the six months ended December 31, 2016 decreased $6.7 million to $66.6 million compared to the six months ended December 31, 2015 and was $148.1 million for the year ended June 30, 2016. The decrease in the 2016 transition period is primarily due to: (i) decreased third-party costs related to timing of activities to support pivotal development of mirvetuximab soravtansine; (ii) a decrease in cost of clinical materials revenue charged to research and development expense due to timing of orders of such clinical materials from our partners; (iii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators; and (iv) decreased cytotoxic and antibody costs due to timing of supply requirements; partially offset by increased clinical trial costs, particularly related to the FORWARD I and FORWARD II studies.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Years Ended			Six Months Ended		Year Ended
	December 31,			December 31,		June 30,
Research and Development Expense	2018	2017	2016	2016	2015	2016
			(unaudited)		(unaudited)
Research	$24,218	$22,570	$24,825	$11,974	$11,903	$24,754
Preclinical and Clinical Testing	89,226	68,794	66,476	31,152	33,531	68,855
Process and Product Development	12,463	10,261	13,947	6,994	5,582	12,535
Manufacturing Operations	48,549	38,114	36,064	16,446	22,315	41,933
Total Research and Development Expense	$174,456	$139,739	$141,312	$66,566	$73,331	$148,077

Research

Research includes expenses associated with activities to evaluate new targets and to develop and evaluate new antibodies, linkers and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, fees to in‑license certain technology, facilities, and lab supplies. Research expenses increased $1.6 million to $24.2 million for the year ended December 31, 2018 and decreased $2.2 million to $22.6 million for the prior year. The increase in 2018 was principally due to increases in contract services, lab supply costs and facility costs allocated to these departments. The decrease in 2017 was principally due to a decrease in salaries and related expenses driven by a workforce reduction resulting from a strategic review in September 2016 and lower stock compensation expense, and to a lesser extent, a decrease in lab supplies and contract service expense driven by timing of certain internal and partner activities.

Research expenses increased $71,000 to $12.0 million for the six months ended December 31, 2016 compared to the six months ended December 31, 2015, and were $24.8 million for the year ended June 30, 2016.

Preclinical and Clinical Testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses increased $20.4 million to $89.2 million for the year ended December 31, 2018 and increased $2.3 million to $68.8 million for the prior year. The increase in 2018 was primarily the result of an increase in clinical trial costs principally driven by advancement of the FORWARD I, FORWARD II, and IMGN632 studies, an increase in salaries and related expenses driven by increases in personnel and stock compensation expense, and an increase in contract services to support commercial advancement of mirvetuximab soravtansine. Partially offsetting these increases, a higher credit was recorded against IMGN779 and IMGN632 development costs in 2018 resulting from a full-year of cost-sharing with Jazz pursuant to the collaboration agreement executed in August 2017.  The increase in 2017 was primarily the result of an increase in clinical trial costs driven substantially by advancement of the FORWARD I study, partially offset by the following: (i) a decrease in salaries and related expenses driven by a workforce reduction resulting from a strategic review in September 2016 and lower stock compensation expense, (ii) a credit recorded against IMGN779 and IMGN632 development costs in the period resulting from cost-sharing with Jazz, and (iii) a decrease in contract services and consulting fees due to timing of certain activities.

Preclinical and clinical testing expenses decreased $2.4 million to $31.2 million for the six months ended December 31, 2016 compared to the six months ended December 31, 2015, and were $68.9 million for the year ended June 30, 2016. The decrease in the 2016 transition period was principally due to a decrease in contract service expense, particularly related to timing of certain activities to support pivotal development of mirvetuximab soravtansine, partially offset by greater clinical trial costs incurred related to the combination and Phase 3 mirvetuximab soravtansine studies, as well as costs incurred related to the IMGN779 study, which initiated in the second half of fiscal 2016, partially offset by lower costs related to the Phase I mirvetuximab soravtansine study that was winding down and lower costs related to the IMGN289 study that was discontinued in fiscal 2015.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services, and facility expenses. Total expenses in this category increased $2.2 million to $12.5 million for the year ended December 31, 2018 and decreased $3.7 million to $10.3 million for the prior year. The increase in 2018 was principally due to increases in lab supply costs, allocated facility costs, salaries and related expenses driven by greater stock compensation expense, partially offset by a higher credit recorded against IMGN779 and IMGN632 development costs in 2018 resulting from a full-year of cost-sharing with Jazz pursuant to the collaboration agreement executed in August 2017. The decrease in 2017 was principally the result of: (i) a decrease in salaries and related expenses driven by a workforce reduction resulting from a strategic review in September 2016 and lower stock compensation expense; (ii) a decrease in contract services driven by decreased development activities related to our IGN cytotoxic agents; (iii) a credit recorded against IMGN779 and IMGN632 development costs in the period resulting from cost-sharing with Jazz; and (iv) a decrease in lab supplies.

Total process and product development expenses increased $1.4 million to $7.0 million in the six months ended December 31, 2016 from $5.6 million in the six months ended December 31, 2015, and were $12.5 million for the year ended June 30, 2016. The increase in the 2016 transition period was principally due to increases in salaries and related expenses and facility-related expenses.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborators’ product candidates, quality control and quality assurance activities, and costs to support the operation and maintenance of our conjugate manufacturing facility, which we have decommissioned. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, non‑pivotal and pivotal development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. Manufacturing operations expense increased $10.4 million to $48.5 million for the year ended December 31, 2018 and increased $2.0 million to $38.1 million for the prior year. The increase in 2018 was principally the result of; (i) an increase in external manufacturing costs, including antibody development and supply expense; (ii) an increase in analytical service fees to transfer our products and certain of our collaborators’ out of our Norwood plant; and (iii) increased depreciation expense related to accelerated amortization of Norwood leasehold improvements. Partially offsetting these increases, a higher credit was recorded against IMGN779 and IMGN632 development costs in 2018 resulting from a full-year of cost-sharing with Jazz pursuant to the collaboration agreement executed in August 2017. The increase in 2017 was principally the result of: (i) an increase in antibody development and supply expense; (ii) an increase in costs of clinical materials revenue charged to research and development expense due to timing of orders and release of such clinical materials from our partners; and (iii) an increase in cost of cytotoxic agents driven by timing of supply requirements for the IMGN779 and IMGN632 clinical studies. Partially offsetting these increases are the following: (i) a decrease in salaries and related expenses driven by a workforce reduction resulting from a strategic review in September 2016 and lower stock compensation expense; (ii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators in 2017; (iii) a credit recorded against IMGN779 and IMGN632 development costs in 2017 resulting from cost-sharing with Jazz; (iv) a decrease in mirvetuximab soravtansine third-party conjugation costs driven by timing; and, (v) a decrease in contract services due primarily to DMx development activities conducted in 2016.

Manufacturing operations expenses decreased $5.9 million to $16.4 million in the six months ended December 31, 2016 from $22.3 million in the six months ended December 31, 2015, and were $41.9 million for the year ended June 30, 2016. The decrease in the 2016 transition period was principally due to (i) a decrease in cost of clinical materials revenue charged to research and development expense due to timing of orders from our partners and release of such clinical materials; (ii) a decrease in cost of cytotoxic agents driven by timing of supply requirements; (iii) an increase in costs capitalized into inventory due to a greater number of manufactured batches of conjugated materials on behalf of our collaborators during the period; (iv) a decrease in antibody development and supply expense driven primarily by timing of supply of coltuximab ravtansine; and (v) a decrease in salaries and related expenses.

Antibody development and supply expense in support of commercial validation and in anticipation of potential future clinical trials, as well as our ongoing trials, was $18.5, $12.5, $7.7, $4.3, $5.2, and $8.6, million for the years ended December 31, 2018, 2017, and 2016, the six months ended December 31, 2016 and 2015, and the fiscal year ended June 30, 2016, respectively. Activity and supply in support of commercial validation of mirvetuximab soravtansine drove the significant increases in 2018 and 2017. The process of antibody production is lengthy due in part to the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production and development have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

General and Administrative Expenses

General and administrative expenses increased $2.8 million to $36.7 million for the year ended December 31, 2018 and decreased $4.6 million to $33.9 million for the prior year. The increase in 2018 was principally due to an increase in third-party service fees and an increase in salaries and related expenses driven largely by greater stock compensation expense. The decrease in 2017 was primarily due to lower salaries and related expenses driven by a $3.3 million non-cash stock compensation charge recorded in 2016 resulting from the CEO transition and a decrease in professional service fees due to reengineering consulting services incurred in 2016, as well as decreased recruiting and patent fees in 2017. Partially offsetting these decreases, legal fees increased related to new partner agreements executed during 2017.

General and administrative expenses for the six months ended December 31, 2016 increased $1.6 million to $18.0 million compared to the six months ended December 31, 2015, and were $36.9 million for the year ended June 30, 2016. The increase in the 2016 transition period was primarily due to increased professional service fees relating to the Company’s strategic review and resulting restructuring activities, partially offset by lower salaries and related expenses and lower administrative expenses.

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

In addition to the termination benefits and other related charges, we began seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in February 2016. Based on an estimate of the potential time it would take to find a tenant of approximately nine months, the anticipated sub-lease terms, and consideration of the tenant allowance that was given to us to build out the space, we determined we did not need to record a loss on the sub-lease. We also evaluated the balance of the leasehold improvements for potential impairment as of September 30, 2016. In performing the recoverability test, we concluded that a substantial portion of the leasehold improvements were not recoverable. We recorded an impairment charge of $970,000 related to these assets after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the leasehold improvements’ carrying value, leaving a $193,000 remaining cost basis. During 2017, based on further evaluation of the prospects for sub-leasing the space, the Company determined that additional time would be required to find a tenant. Accordingly, the calculation for the potential sub-lease loss was updated and it was determined that the remaining balance of the leasehold improvements was impaired. Also, due to additional time expected to secure a tenant, an additional lease loss was recorded based on the change in estimate of the sub-lease assumption. The total of these charges in 2017 was $779,000.

In February 2018, following an in-depth review of manufacturing and quality operations, the Board of Directors authorized management to implement a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for our development programs. The implementation of this new operating model led to the ramp-down of manufacturing and quality activities at the Norwood, Massachusetts facility during 2018, with a full decommissioning of the facility expected by early 2019. Implementation of the new operating model resulted in the separation of 22 employees. Communication of the plan to the affected employees was substantially completed on February 8, 2018.

In connection with the implementation of the new operating model, we recorded a one-time charge of $1.2 million for severance in the first quarter of 2018 related to a pre-existing plan. Additional expense was recorded for retention benefits over the remaining service period of the related employees, as well as marginal adjustments to severance resulting from voluntary terminations, which totaled $2.3 million for the remainder of the year. Additionally, certain options held by the employees to be separated were modified to extend the exercise period, resulting in a stock compensation charge of $157,000 in the first quarter. Cash payments related to severance will be substantially paid out by the end of the second quarter of 2019. The retention benefits were paid out in the fourth quarter of 2018.

Investment Income, net

Investment income for the years ended December 31, 2018, 2017, and 2016, the six months ended December 31, 2016 and 2015, and the fiscal year ended June 30, 2016 was $4.2 million, $1.1 million, $473,000, $259,000, $111,000, and $325,000, respectively. The increase in 2018 is due to a greater average cash balance driven by $101.7 million of net proceeds generated from a public offering of common stock in October 2017 and $162.5 million of net proceeds generated from a public offering of common stock in June 2018. The increase in 2017 is due to a greater average cash balance driven by the proceeds received in  June 2016 resulting from the senior convertible notes issuance, which is discussed further in Note E to our Consolidated Financial Statements, significant upfront license and milestone fee payments received from partners during the year, as well as $101.7 million of net proceeds generated from a public offering of common stock in October 2017.

Non‑Cash Interest Expense on Liability Related to Sale of Future Royalty

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold as described above. As described in Note F to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the years ended December 31, 2018, 2017, and 2016, and the six months ended December 31, 2016 and 2015, and the fiscal year ended June 30, 2016, we recorded $10.6, $13.2, $18.4, $8.5, $10.2, and $20.1 million, respectively, of non-cash interest expense. The decrease in the years ended December 31, 2018 and 2017 and the six months ended December 31, 2016 is a result of a lower effective interest rate driven by lower projected royalty payments in the near term than previously estimated. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 5.7%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest Expense on Convertible Senior Notes

In June 2016, the Company issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. For the years ended December 31, 2018, 2017, and 2016, we recorded $95,000, $3.0 million, and $2.4 million, respectively, of interest expense. In the 2016 transition period and the fiscal year 2016, we recorded $2.3 million and $138,000, respectively, of interest expense. No similar charges were recorded in the six months ended December 31, 2015. During the second half of calendar 2017, $97.9 million of this debt was converted to common shares, which is discussed further below.

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

In accordance with ASC, Topic 470-20, “Debt – Debt with Conversion and Other Options,” we recorded a non-cash debt conversion expense in the amount of $22.9 million in the prior year, the accounting details of which are further discussed in Note E to our Consolidated Financial Statements. In addition, accrued interest on the bonds of $743,000 which the noteholders forfeited, $2.5 million of deferred financing costs and $1.7 million of costs incurred to execute the conversions were charged to paid-in capital as a result of the issuance of common stock.

Other (Expense) Income, net

Other (expense) income, net for the years ended December 31, 2018, 2017, and 2016, and the six months ended December 31, 2016 and 2015, and the year ended June 30, 2016 was $(895,000), $1.5 million, $(583,000), $(742,000), $(42,000), and $117,000, respectively. This includes $(780,000), $1.6 million, $(422,000), $(586,000), $(68,000), and $96,000 in foreign currency exchange gains (losses) related to obligations with non‑U.S. dollar‑based suppliers and Euro cash balances maintained to fulfill them during the same periods, respectively.

Liquidity and Capital Resources

(amounts in tables in thousands)

	As of December 31,
	2018	2017
Cash and cash equivalents	$262,252	$267,107
Working capital	208,121	220,571
Shareholders’ equity (deficit)	10,972	(17,895)

						Year Ended
	Years Ended December 31			Six Months Ended December 31		June 30
	2018	2017	2016	2016	2015	2016
			(unaudited)		(unaudited)
Cash (used) provided by operating activities	$(166,422)	$7,645	$(142,642)	$(83,656)	$(65,490)	$(124,476)
Cash used for investing activities	(5,246)	(1,116)	(6,655)	(1,406)	(5,127)	(10,376)
Cash provided by financing activities	166,813	100,614	96,978	—	4,791	101,769

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in public markets and payments from our collaborators, including license fees, milestones, research funding, and royalties. We have also monetized our rights to receive royalties on Kadcyla for up-front consideration.  As of December 31, 2018, we had $262.3 million in cash and cash equivalents. Net cash (used) provided by operating activities was $(166.4), $7.6, $(142.6), $(83.7), $(65.5), and $(124.5) million during the years ended December 31, 2018, 2017, and 2016, the six months ended December 31, 2016 and 2015, and for the year ended June 30, 2016, respectively. The principal use of cash in operating activities for all periods presented was to fund our net loss, adjusted for non‑cash items, with the prior year benefiting from payments by Jazz, Debiopharm and Sanofi, totaling $137.8 million resulting in cash provided by operations.

Net cash used for investing activities was $5.2, $1.1, $6.7, $1.4, $5.1, and $10.4 million for the years ended December 31, 2018, 2017, and 2016, the six months ended December 31, 2016 and 2015, and the year ended June 30, 2016, respectively, and represent cash outflows from capital expenditures. Capital expenditures for all periods presented consisted primarily of leasehold improvements to the laboratory and office space at our corporate headquarters and manufacturing facility, laboratory equipment, and computer software applications.

Net cash provided by financing activities was $166.8, $100.6, $97.0, $4.8, and $101.8 million for the years ended December 31, 2018, 2017, and 2016, the six months ended December 31, 2015, and the year ended June 30, 2016, respectively. There was no cash provided by financing activities during the six months ended December 31, 2016. In June 2018, pursuant to a public offering, we issued and sold 15.8 million shares of our common stock resulting in net proceeds of $162.5 million. In October 2017, pursuant to a public offering, we issued and sold 16.7 million shares of our common stock resulting in net proceeds of $101.7 million. In June 2016, we issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million for which we received net proceeds of $96.6 million after deducting fees and expenses of $3.4 million and of which $2.1 million remain outstanding. See Note E to our Consolidated Financial Statements for further details regarding the terms of this transaction.

Net cash provided by financing activities for the years ended December 31, 2018, 2017, and 2016, the six months ended December 31, 2015, and the year ended June 30, 2016 include proceeds from the exercise of 742,000, 191,000, 94,000, 461,000, and 555,000 stock options, respectively.

We anticipate that our current capital resources of $262.3 million and the $65.2 million raised from the sale of our residual rights to Kadcyla royalties in January 2019 will enable us to meet our operational expenses and capital expenditures for more than twelve months after the date of this report. We may raise additional funds through equity and debt financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments and research funding. We cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may elect or be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects. In light of the results of our FORWARD I trial, we plan to conduct a full review of the FORWARD I data to determine potential next steps with mirvetuximab soravtansine as a single agent, and assess our ongoing FORWARD II combination trials of mirvetuximab soravtansine in combination with other therapeutic agents as a potential path forward to support a registration in ovarian cancer. Additionally, we will be reviewing our 2019 operating plan to determine what measures will be taken to further extend our cash position.

Pursuant to a Sales Agreement dated March 3, 2017, with Cowen and Company, LLC, or Cowen, as sales agent, we may offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $50.0 million.

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of December 31, 2018 (in thousands):

	Payments Due by Period
		Less than	1‑3	4‑5	More than
	Total	One Year	Years	Years	5 Years
Waltham lease obligations(1)	$39,036	$5,251	$10,676	$10,773	$12,336
Other operating lease obligations(1)	247	247	—	—	—
Liability related to the sale of future royalties(2)	150,513	26,632	60,269	50,170	13,442
Convertible 4.5% senior notes(3)	2,100	—	2,100	—	—
Total	$191,896	$32,130	$73,045	$60,943	$25,778

(1)See Note J to the Consolidated Financial Statements in Item 8 for discussion of these leases.

(2)See Note F to the Consolidated Financial Statements in Item 8 for discussion of this liability.

(3)See Note E to the Consolidated Financial Statements in Item 8 for discussion of the convertible senior notes.

In addition to the above table, the Company is responsible for variable operating costs and real estate taxes approximating $3.0 million per year through March 2026.

Additionally, we are contractually obligated to make future success‑based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. Therefore, the timing of any future payment is not reasonably estimable. As a result, these contingent payments have not been included in the table above or recorded in our consolidated financial statements. As of December 31, 2018, the maximum amount that may be payable in the future under our current collaborative agreements is $80 million.

As of December 31, 2018, we have noncancelable obligations under certain agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for clinical supply of our product candidates totaling $1.3 million, all of which will be paid in calendar 2019.

In the fourth quarter of 2018, we executed a commercial agreement, which superseded a previous letter agreement, with one of our manufacturers for future production of antibody through calendar 2022. Pursuant to the agreement, our noncancelable commitment is approximately €22 million at December 31, 2018.

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

Our foreign currency hedging program uses either forward contracts or a Euro‑denominated bank account to manage the foreign currency exposures that exist as part of our ongoing business operations. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions, anticipated transactions, and balances denominated in foreign currency resulting from changes in foreign currency exchange rates. Our market risks associated with changes in foreign currency exchange rates are currently limited to a Euro‑denominated bank account as we have no forward contracts at December 31, 2018.

Item 8.  Financial Statements and Supplementary Data

IMMUNOGEN, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	59
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2018 and 2017	60
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2018 and 2017, Six Months Ended December 31, 2016, and the Year Ended June 30, 2016	61
Consolidated Statements of Shareholders’ (Deficit) Equity for the Years Ended December 31, 2018 and 2017, Six Months Ended December 31, 2016, and the Year Ended June 30, 2016	62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017, Six Months Ended December 31, 2016, and the Year Ended June 30, 2016	63
Notes to Consolidated Financial Statements	64

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ImmunoGen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, shareholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2018, the six month transition period ended December 31, 2016 and the year ended June 30, 2016 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, the six month transition period ended December 31, 2016 and the year ended June 30, 2016 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s Auditor since 2001.

Boston, Massachusetts

March 1, 2019

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

	December 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$262,252	$267,107
Accounts receivable	1,701	2,649
Unbilled revenue	617	2,580
Contract asset	500	—
Non-cash royalty receivable	9,249	—
Inventory	—	1,038
Prepaid and other current assets	4,462	2,967
Total current assets	278,781	276,341
Property and equipment, net of accumulated depreciation	12,891	14,538
Other assets	3,709	3,797
Total assets	$295,381	$294,676
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$11,365	$8,562
Accrued compensation	11,796	11,473
Other accrued liabilities	20,465	15,767
Current portion of deferred lease incentive	837	784
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $753 and $772, respectively	25,880	17,779
Current portion of deferred revenue	317	1,405
Total current liabilities	70,660	55,770
Deferred lease incentive, net of current portion	4,675	5,129
Deferred revenue, net of current portion	80,485	93,752
Convertible 4.5% senior notes, net of deferred financing costs of $36 and $50, respectively	2,064	2,050
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $1,536 and $2,373, respectively	122,345	151,634
Other long-term liabilities	4,180	4,236
Total liabilities	284,409	312,571
Commitments and contingencies (Note J)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 149,400 and 132,526 shares as of December 31, 2018 and December 31, 2017, respectively	1,494	1,325
Additional paid-in capital	1,192,813	1,009,362
Accumulated deficit	(1,183,335)	(1,028,582)
Total shareholders’ equity (deficit)	10,972	(17,895)
Total liabilities and shareholders’ equity (deficit)	$295,381	$294,676

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

In thousands, except per share amounts

			Six Months
	Years Ended		Ended	Year Ended
	December 31,		December 31,	June 30,
	2018	2017	2016	2016
Revenues:
License and milestone fees	$15,280	$79,469	$5,152	$26,915
Royalty revenue	—	—	—	195
Non-cash royalty revenue related to the sale of future royalties	32,154	28,142	12,894	25,299
Research and development support	1,377	3,482	2,781	4,014
Clinical materials revenue	4,635	4,354	679	3,579
Total revenues	53,446	115,447	21,506	60,002
Operating expenses:
Research and development	174,456	139,739	66,566	148,077
General and administrative	36,746	33,911	17,995	36,916
Restructuring charge	3,693	779	4,431	—
Total operating expenses	214,895	174,429	88,992	184,993
Loss from operations	(161,449)	(58,982)	(67,486)	(124,991)
Investment income, net	4,227	1,146	259	325
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(10,631)	(13,682)	(8,665)	(20,130)
Interest expense on convertible senior notes	(95)	(3,040)	(2,249)	(138)
Non-cash debt conversion expense	—	(22,915)	—	—
Other (expense) income, net	(895)	1,461	(742)	117
Net loss	$(168,843)	$(96,012)	$(78,883)	$(144,817)
Basic and diluted net loss per common share	$(1.21)	$(0.98)	$(0.91)	(1.67)
Basic and diluted weighted average common shares outstanding	139,946	98,068	87,102	86,976
Total comprehensive loss	$(168,843)	$(96,012)	$(78,883)	$(144,817)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 30, 2015	86,579	$866	$743,108	$(708,870)	$35,104
Net loss	—	—	—	(144,817)	(144,817)
Stock options exercised	555	5	5,156	—	5,161
Restricted stock award	75	1	(1)	—	—
Stock option and restricted stock compensation expense	—	—	21,868	—	21,868
Directors’ deferred share unit compensation	—	—	380	—	380
Balance at June 30, 2016	87,209	$872	$770,511	$(853,687)	$(82,304)
Net loss	—	—	—	(78,883)	(78,883)
Stock options exercised	—	—	—	—	—
Restricted stock award - net of forfeitures	92	1	—	—	1
Stock option and restricted stock compensation expense	—	—	8,121	—	8,121
Directors’ deferred share unit compensation	—	—	215	—	215
Balance at December 31, 2016	87,301	$873	$778,847	$(932,570)	$(152,850)
Net loss	—	—	—	(96,012)	(96,012)
Stock options exercised	191	1	649	—	650
Issuance of common stock	16,675	167	101,496	—	101,663
Restricted stock award - net of forfeitures	2,146	21	(21)	—	—
Conversion of debt	26,160	262	117,067	—	117,329
Stock option and restricted stock compensation expense	—	—	11,119	—	11,119
Directors' deferred share units converted	53	1	(1)	—	—
Directors’ deferred share unit compensation	—	—	206	—	206
Balance at December 31, 2017	132,526	$1,325	$1,009,362	$(1,028,582)	$(17,895)
Transition adjustment for ASC 606	—	—	—	14,090	14,090
Net loss	—	—	—	(168,843)	(168,843)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	946	9	4,292	—	4,301
Issuance of common stock	15,755	158	162,354	—	162,512
Stock option and restricted stock compensation expense	—	—	16,445	—	16,445
Directors' deferred share units converted	173	2	(1)	—	1
Directors’ deferred share unit compensation	—	—	361	—	361
Balance at December 31, 2018	149,400	$1,494	$1,192,813	$(1,183,335)	$10,972

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

			Six Months
	Years Ended		Ended	Year Ended
	December 31,		December 31,	June 30,
	2018	2017	2016	2016

Cash flows from operating activities:
Net loss	$(168,843)	$(96,012)	$(78,883)	$(144,817)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(32,154)	(28,142)	(12,894)	(25,299)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	10,631	13,682	8,665	20,130
Non-cash debt conversion expense	—	22,915	—	—
Depreciation and amortization	7,411	5,963	3,074	5,327
Loss (gain) on sale/disposal of fixed assets and impairment charges	115	239	1,130	(21)
Stock and deferred share unit compensation	16,807	11,325	8,337	22,248
Deferred rent	(95)	91	88	161
Change in operating assets and liabilities:
Accounts receivable	948	(623)	(1,143)	4,205
Unbilled revenue	1,963	4,198	(5,369)	(695)
Inventory	1,038	1,154	(1,285)	2,028
Contract asset	(500)	—	—	—
Prepaid and other current assets	(1,495)	2,419	(505)	(706)
Other assets	88	(777)	405	(2,456)
Accounts payable	2,667	771	(3,247)	2,649
Accrued compensation	323	4,527	(3,778)	2,378
Other accrued liabilities	3,839	4,375	960	(1,434)
Deferred revenue	(9,165)	61,540	747	(8,318)
Proceeds from landlord for tenant improvements	—	—	42	144
Net cash (used) provided by operating activities	(166,422)	7,645	(83,656)	(124,476)
Cash flows from investing activities:
Purchases of property and equipment	(5,246)	(1,116)	(1,406)	(10,376)
Net cash used for investing activities	(5,246)	(1,116)	(1,406)	(10,376)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	4,301	650	—	5,161
Proceeds from common stock issuance, net of $395 and $222 of transaction costs, respectively	162,512	101,663	—	—
Fees for debt conversion	—	(1,699)	—	—
Proceeds from issuance of convertible 4.5% notes, net of $3,392 of transaction costs	—	—	—	96,608
Net cash provided by financing activities	166,813	100,614	—	101,769
Net change in cash and cash equivalents	(4,855)	107,143	(85,062)	(33,083)
Cash and cash equivalents, beginning of period	267,107	159,964	245,026	278,109
Cash and cash equivalents, end of period	$262,252	$267,107	$159,964	$245,026
Supplemental cash flow information:
Cash paid during the year for interest	$95	$4,685	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

A.       Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody‑drug conjugates, or ADCs. The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of approximately $168.8 million during the year ended December 31, 2018, and has an accumulated deficit of approximately $1.2  billion as of December 31, 2018. The Company has primarily funded these losses through payments received from its collaborations and equity and convertible debt financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future.

At December 31, 2018, the Company had $262.3 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources and the $65.2 million raised from the sale of its residual rights to Kadcyla royalties in January 2019 (see Note F) will enable it to meet its operational expenses and capital expenditures for more than twelve months after these financial statements are issued. The Company may raise additional funds through equity or debt financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition and require the Company to defer or limit some or all of its research, development and/or clinical projects.

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

In June 2016, the Company’s Board of Directors approved a change in the Company’s fiscal year from a fiscal year ending on the last day of June of each year to a calendar fiscal year ending on the last day of December of each year, effective January 1, 2017. Accordingly, in addition to financial statements as of and for the years ended December 31, 2018 and 2017, these financial statements contain six-month transitional financial statements as of and for the period ending December 31, 2016.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2018 up through the date the Company issued these financial statements. In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for $65.2 million, net of fees.

On March 1, 2019, the Company announced that FORWARD I did not meet its PFS primary endpoint in either the entire study population or in the pre-specified subset of patients with high-FRα expression. The Company plans to conduct a full review of the FORWARD I data to determine potential next steps with mirvetuximab as a single agent, and assess its ongoing FORWARD II combination studies as a separate path forward to support a registration in ovarian cancer.

 The Company did not have any other material recognizable or unrecognizable subsequent events.

Adoption of ASC Topic 606, Revenue from Contracts with Customers

The Company adopted Accounting Standards Codification Topic or ASC, 606 – Revenue from Contracts with Customers, (ASC 606) on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results prior to 2018 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance."

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

Under the previous guidance, the Company deferred revenue pertaining to the transfer of certain exclusive commercialization and development licenses, and to account for these agreements under the legacy GAAP, the Company identified the deliverables included within the agreements and evaluated which deliverables represented separate units of accounting based on whether certain criteria were met, including whether the delivered element had stand-alone value to the collaborator.  The consideration received was allocated among the separate units of accounting, and the applicable revenue recognition criteria were applied to each of the separate units.  Under ASC 606, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is distinct from other performance obligations, is transferred to the customer and the customer is able to use and benefit from the license.

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

Under ASC 606, the Company also evaluates the milestone to determine whether the milestone is probable of being achieved and estimates the amount to be included in the transaction price. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated, otherwise, such amounts are constrained and excluded from the transaction price until the probable threshold is met. The Company determined it was probable that a future $5.0 million milestone for Takeda enrolling a patient in a Phase I trial as of the date of adoption would occur and, accordingly, recorded a reduction to accumulated deficit of $4.6 million related to this previously delivered license as approximately $400,000 was allocated to undelivered rights to future technological improvements. The $5.0 million contract asset recorded for the probable milestone was netted against contract liabilities related to the specific contract.

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

Impact of ASC 606 Revenue Guidance on Financial Statement Line Items

The following tables compare the reported condensed consolidated balance sheet and statement of operations, as of and for the year ended December 31, 2018, to the pro-forma amounts had the previous guidance been in effect:

IMMUNOGEN, INC.

PRO FORMA CONSOLIDATED BALANCE SHEET

In thousands, except per share amounts

	As of December 31, 2018
		Pro forma as if the
		previous accounting
	As reported	was in effect
ASSETS
Cash and cash equivalents	$262,252	$262,252
Accounts receivable	1,701	1,701
Unbilled revenue	617	617
Contract asset	500	—
Non-cash royalty receivable	9,249	—
Inventory	—	—
Prepaid and other current assets	4,462	4,462
Total current assets	278,781	269,032
Property and equipment, net of accumulated depreciation	12,891	12,891
Other assets	3,709	3,709
Total assets	$295,381	$285,632
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$11,365	$11,365
Accrued compensation	11,796	11,796
Other accrued liabilities	20,465	20,465
Current portion of deferred lease incentive	837	837
Current portion of liability related to the sale of future royalties, net	25,880	25,880
Current portion of deferred revenue	317	297
Total current liabilities	70,660	70,640
Deferred lease incentive, net of current portion	4,675	4,675
Deferred revenue, net of current portion	80,485	83,710
Convertible 4.5% senior notes, net	2,064	2,064
Liability related to the sale of future royalties, net	122,345	122,345
Other long-term liabilities	4,180	4,180
Total liabilities	284,409	287,614
Shareholders’ equity (deficit):
Preferred stock	—	—
Common stock	1,494	1,494
Additional paid-in capital	1,192,813	1,192,813
Accumulated deficit	(1,183,335)	(1,196,289)
Total shareholders’ equity (deficit)	10,972	(1,982)
Total liabilities and shareholders’ equity (deficit)	$295,381	$285,632

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

IMMUNOGEN, INC.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

In thousands, except per share amounts

	Year ended
	December 31, 2018
		Pro forma as if the
		previous accounting
	As reported	was in effect
Revenues:
License and milestone fees	$15,280	$16,765
Non-cash royalty revenue related to the sale of future royalties	32,154	31,805
Research and development support	1,377	1,377
Clinical materials revenue	4,635	4,635
Total revenues	53,446	54,582
Operating Expenses:
Research and development	174,456	174,456
General and administrative	36,746	36,746
Restructuring charge	3,693	3,693
Total operating expenses	214,895	214,895
Loss from operations	(161,449)	(160,313)
Investment income, net	4,227	4,227
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(10,631)	(10,631)
Interest expense on convertible senior notes	(95)	(95)
Other (expense) income, net	(895)	(895)
Net loss	$(168,843)	$(167,707)
Basic and diluted net loss per common share	$(1.21)	$(1.20)

Under the previous guidance, non-cash royalty revenue would have been lower than the amount recorded for the year ended December 31, 2018, due to higher Kadcyla sales in the fourth quarter of 2018 versus 2017 (because under the previous guidance, the Company recorded the royalties one quarter in arrears as previously described). License and milestone fee revenue for the year ended December 31, 2018 would have been higher due to a $5.0 million milestone that would have been included as license and milestone fee revenue in 2018 under the legacy accounting, however, due to its probability of occurring at the time of transition to ASC 606, it was recognized as part of the transition adjustment. Partially offsetting this change, less license and milestone fee revenue would have been recognized under the previous guidance related to a partner foregoing its remaining rights under a right-to-test agreement upon expiration in March 2018, as well as partners terminating their rights under certain development and commercialization licenses during the year. A greater amount of the transaction price was allocated to the expired and terminated material rights under ASC 606 than under the previous guidance.

The adoption of ASC 606 had no aggregate impact on the Company’s cash flows from operations. The aforementioned impact resulted in offsetting shifts in cash flows through net losses and working capital accounts.

Revenue Recognition

The Company enters into licensing and development agreements with collaborators for the development of

ADCs. The terms of these agreements contain multiple deliverables/performance obligations which may include (i) licenses, or options to obtain licenses, to the Company’s ADC technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents, and (v) prior to the decommission of the Company’s Norwood facility in 2018, the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones, and royalties on product sales.

Prior to 2018, the Company identified the deliverables included within the agreement and evaluated which deliverables represented separate units of accounting based on whether certain criteria are met, including whether the delivered element had stand‑alone value to the collaborator in accordance with ASC 605. The consideration received was allocated among the separate units of accounting, and the applicable revenue recognition criteria were applied to each of the separate units.

In 2018, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services in accordance with ASC 606. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when or as the Company satisfies each performance obligation.

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

As part of the accounting for the arrangement, the Company must develop assumptions that require judgment to determine the selling price for each deliverable under ASC 605 and performance obligation under ASC 606 that were identified in the contract, which is discussed in further detail below.

At December 31, 2018, the Company had the following material types of agreements with the parties identified below:

•

Development and commercialization licenses, which provide the party with the right to use the Company’s ADC technology and/or certain other intellectual property to develop and commercialize anticancer compounds to a specified antigen target:

Bayer (one exclusive single-target license)

Biotest (one exclusive single-target license)

CytomX (one exclusive single-target license)

Debiopharm (one exclusive single-compound license)

Fusion Pharmaceuticals (one exclusive single-target license)

Novartis (five exclusive single-target licenses)

Oxford BioTherapeutics/Menarini (one exclusive single target license sublicensed from Amgen)

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

MacroGenics

There are no performance, cancellation, termination, or refund provisions in any of the arrangements that contain material financial consequences to the Company.

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

Generally, development and commercialization licenses contain non‑refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) prior to the decommissioning of the Company’s Norwood facility in 2018, at the collaborator’s request, manufacture and provide preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones, and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights and/or the presence of comparable competing products. In the case of Sanofi, its licenses are fully-paid and no further milestones or royalties will be received. In the case of Debiopharm, no royalties will be received. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request research or, achieve milestones or become liable for royalty payments.

In determining the units of accounting under ASC 605, management evaluated whether the license had stand‑alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of ADC technology research expertise in the general marketplace.  If the Company concluded that the license had stand‑alone value and therefore accounted for as a separate unit of accounting, the Company then determined the estimated selling prices of the license and all other units of accounting.

In determining the performance obligations under ASC 606, management evaluates whether the license is distinct, and has significant standalone functionality, from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of ADC technology research expertise in the general marketplace and whether technological improvements are required for the continued functionality of the license. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

The Company determined that the estimated selling price under ASC 605 and the stand-alone selling price under ASC 606 to be consistent. The estimates the selling prices of the license and all other deliverables under ASC 605 and performance obligations under ASC 606 are based on market conditions, similar arrangements entered into by third parties, and entity‑specific factors such as the terms of the Company’s previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s ADC technology, the Company’s pricing practices and pricing objectives, the likelihood that technological improvements will be made, and, if made, will be used by the Company’s collaborators and the nature of the research services to be performed on behalf of its collaborators and market rates for similar services.

The Company recognizes revenue related to research services under ASC 605 and ASC 606 as the services are performed. The Company performs research activities, including developing antibody specific conjugation processes, on behalf of its collaborators and potential collaborators during the early evaluation and preclinical testing stages of drug development. The Company also develops conjugation processes for materials for later stage testing and commercialization for certain collaborators. The Company is compensated at negotiated rates that are consistent with what other third parties would charge and may receive milestone payments for developing these processes which are also recorded as a component of research and development support revenue. The Company may also produce research material for potential collaborators under material transfer agreements. The Company records amounts received for research materials produced or services performed as a component of research and development support revenue.

The Company may also provide cytotoxic agents to its collaborators and previously produced preclinical and clinical materials (drug substance) at negotiated prices generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and, previously, on preclinical and clinical materials when the materials have passed all quality testing required for collaborator acceptance and control has transferred under ASC 606 to the collaborator, while ASC 605 required title and risk of loss to transfer. The majority of the Company’s costs to produce these preclinical and clinical materials were fixed and then allocated to each batch based on the number of batches produced during the period. Therefore, the Company’s costs to produce these materials were significantly affected by the number of batches produced during the period. The volume of preclinical and clinical materials the Company produced was directly related to the scale and scope of preclinical activities and the number of clinical trials the Company and its collaborators were preparing for or currently had underway, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period such trials last. Accordingly, the volume of preclinical and clinical materials produced, and therefore the Company’s per‑batch costs to manufacture these preclinical and clinical materials, varied significantly from period to period, which affected the margins recognized on such product sales.

The Company recognizes revenue related to the rights to future technological improvements under ASC 605 and ASC 606 over the estimated term of the applicable license.

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

Under ASC 605, at the inception of each agreement that includes milestone payments, the Company evaluated whether each milestone was substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation included an assessment of whether (a) the consideration was commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration related solely to past performance and (c) the consideration was reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluated factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration was reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.   Non‑refundable development and regulatory milestones that were expected to be achieved as a result of the Company’s efforts during the period of substantial involvement were considered substantive and were recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria under ASC 605 were met. Milestones that were not considered substantive because the Company did not contribute effort to the achievement of such milestones were generally achieved after the period of substantial involvement and were recognized as revenue upon achievement of the milestone, as there were no undelivered elements remaining and no continuing performance obligations, assuming all other revenue recognition criteria under ASC 605 were met.

Under ASC 606, at the inception of each arrangement that includes developmental and regulatory milestone payments, the Company evaluates whether the achievement of each milestone specifically relates to the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. If the achievement of a milestone is considered a direct result of the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service and the receipt of the payment is based upon the achievement of the milestone, the associated milestone value is allocated to that distinct good or service. If the milestone payment is not specifically related to the Company’s effort to satisfy a performance obligation or transfer a distinct good or service, the amount is allocated to all performance obligations using the relative standalone selling price method. In addition, the Company evaluates the milestone to determine whether the milestone is considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated; otherwise, such amounts are considered constrained and excluded from the transaction price. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development or regulatory milestones and any related constraint, and if necessary, adjusts its estimate of the transaction price. Any such adjustments to the transaction price are allocated to the performance obligations on the same basis as at contract inception. Amounts allocated to a satisfied performance obligation shall be recognized as revenue, or as a reduction of revenue, in the period in which the transaction price changes.

For development and commercialization license agreements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue under ASC 606 at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied) in accordance with the royalty recognition constraint. Under the Company’s development and commercialization license agreements, except for the Sanofi and Debiopharm licenses, the Company receives royalty payments based upon its licensees’ net sales of covered products. Generally, under the development and commercialization agreements, the Company receives royalty reports and payments from its licensees approximately one quarter in arrears.  The Company estimates the amount of royalty revenue to be recognized based on historical and forecasted sales and/or sales information from its licensees if available. Under ASC 605, royalty revenue was recognized when it could reliably estimate such amounts and collectability was reasonably assured. As such, the Company generally recognized revenue for sales royalties in the quarter the amounts were reported to the Company by its licensees, or one quarter following the quarter in which sales by the Company’s licensees occurred.

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

The accounting for collaboration and option agreements and right-to-test agreements under ASC 605 and ASC 606 is dependent on the nature of the options granted to the collaborative partner.

Under ASC 605, options are considered substantive if, at the inception of the agreement, the Company is at risk as to whether the collaborative partner will choose to exercise the options to secure development and commercialization licenses. Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the total upfront consideration, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options.  The exercise price for non-substantive options are included in the initial consideration.  In determining the units of accounting for substantive options, management evaluates whether the options have stand‑alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances. If the Company concludes that an option has stand‑alone value and therefore will be accounted for as a separate unit of accounting, it then determines the estimated selling prices of the option and all other units of accounting based on an option pricing model using the following inputs; a) estimated fair value of each program, b) the amount the partner would pay to exercise the option to obtain the license, c) volatility during the expected term of the option and d) risk free interest rate. A risk adjusted discounted cash flow model is then used to estimate the fair value of the option with volatility determined using the stock prices of comparable companies. The cash flow is discounted at a rate representing the Company’s estimate of its cost of capital at the time.

Under ASC 606, options are considered distinct performance obligations if they provide a collaborator with a material right. Factors that are considered in evaluating whether options convey a material right include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the fair value of the licenses, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. As of December 31, 2018, all right-to-test agreements have expired.

If the Company concludes that an option provides the customer a material right, and therefore is a separate performance obligation, the Company then determines the estimated selling prices of the option and all other units of accounting using the following inputs: a) estimated fair value of each program, b) the amount the partner would pay to exercise the option to obtain the license and c) probability of exercise.

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

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations under ASC 606 represent the transaction price of contracts for which work has not been performed (or has been partially performed) and includes unexercised contract options that are considered material rights. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $80.8 million. The Company expects to recognize revenue on approximately .4%,  1.6%, and 98% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively, however it does not control when or if any collaborator will exercise its options for, or terminate existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract assets and contract liabilities during the year ended December 31, 2018 (in thousands):

	Balance at				Balance at
	January 1, 2018				End
	(ASC 606 adoption)	Additions	Deductions	Impact of Netting	of Period
Contract asset	$—	$500	$(5,000)	$5,000	$500
Contract liabilities	$89,967	$730	$(14,895)	$5,000	$80,802

During the year ended December 31, 2018, the Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

Year Ended
December 31, 2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$14,139
Performance obligations satisfied in previous periods	$1,476

As a result of adoption of ASC 606, a contract asset of $5 million was recorded for a probable milestone which was subsequently earned and paid during the year ended December 31, 2018. During 2018, a milestone from Fusion was deemed probable, and accordingly, a contract asset was created in the amount of $500,000. In December 2018, the Company recorded a  $1 million development milestone earned under a sublicense agreement with Oxford BioTherapeutics Ltd. as revenue, which is included in accounts receivable as of December 31, 2018. Also, as a result of Takeda not executing a second license it had available, or extending or expanding its right-to-test agreement, the Company recognized $10.9 million of revenue previously deferred, with a net reduction in deferred revenue of $5.9 million due to contract asset and contract liability netting. In addition, $750,000 of the deferred revenue balance at December 31, 2017 was recognized as revenue during the year ended December 31, 2018 upon completion of the Debiopharm and another collaborator’s performance obligations, $2.1 million of amortization of deferred revenue was recorded related to numerous collaborators’ rights to technological improvements and $335,000 of deferred revenue was recognized upon shipment of clinical materials to a partner and is included in clinical material revenue.

The timing of revenue recognition, billings, and cash collections results in billed receivables, contract assets, and contract liabilities on the consolidated balance sheets. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government‑issued securities and high quality, short‑term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of December 31, 2018 or 2017. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of December 31, 2018 and 2017, the Company held $262.3 million and $267.1 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

Non-cash Investing Activities

The Company had $715,000 and $482,000 of accrued capital expenditures as of December 31, 2018 and 2017 which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

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

As of December 31, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$242,604	$242,604	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short‑term nature. The gross carrying amount and estimated fair value of the convertible 4.5% senior notes was $2.1 million and $2.8 million, respectively, as of December 31, 2018 compared to $2.1 million and $3.8 million, respectively, as of December 31, 2017. In the second half of 2017, $97.9 million of convertible debt outstanding was converted to 26,160,187 shares of the Company’s common stock causing the decrease in the gross carrying amount. The estimated fair value per $1,000 note on the debt remaining as of December 31, 2018 decreased compared to December 31, 2017 due primarily to a decrease in the Company’s stock price. The fair value of the Convertible Notes is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in a market which is a Level 2 input for fair value purposes due to the low frequency of trades.

Inventory

Inventory costs relate to clinical trial materials being manufactured for sale to the Company’s collaborators. Inventory is stated at the lower of cost or net realizable value as determined on a first‑in, first‑out (FIFO) basis.

Inventory at December 31, 2018 and 2017 is summarized below (in thousands):

	December 31,	December 31,
	2018	2017
Raw materials	$—	$40
Work in process	—	998
Total	$—	$1,038

In February 2018, the Company made the decision to implement a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for its internal development programs, and would discontinue providing such services to its collaborators. The implementation of this new operating model led to the ramp-down and ultimate discontinuation of manufacturing and quality activities at the Company’s Norwood, Massachusetts facility during 2018, and accordingly, there was no inventory on-hand as of December 31, 2018. Raw materials inventory historically consisted entirely of proprietary cell‑killing agents the Company developed as part of its ADC technology.

Work in process inventory at December 31, 2017 consisted of drug substance manufactured for sale to the Company’s collaborators to be used in preclinical and clinical studies. All conjugate was made to order at the request of the collaborators and subject to the terms and conditions of respective supply agreements. Based on historical reprocessing or reimbursement required for drug substance that did not meet specification and the status of conjugate on hand or conjugate shipped to collaborators but not yet released per the terms of the respective supply agreements, no reserve for work in process inventory was determined to be required at December 31, 2017. The Company’s costs to manufacture conjugate on behalf of its partners are greater than the supply prices charged to partners, and therefore costs are capitalized into inventory at the supply prices which represent net realizable value.

Raw materials inventory cost is stated net of a $1.1 million write-down as of December 31, 2017. The write‑down represents the cost of raw materials that the Company considers to be in excess of a twelve‑month supply based on firm, fixed orders and projections from its collaborators as of the respective balance sheet date.

The Company produced preclinical and clinical materials for its collaborators either in anticipation of or in support of preclinical studies and clinical trials, or for process development and analytical purposes. Under the terms of supply agreements with its collaborators, the Company generally received rolling six‑month firm, fixed orders for conjugate that the Company was required to manufacture, and rolling twelve‑month manufacturing projections for the quantity of conjugate the collaborator expected to need in any given twelve‑month period. The amount of clinical material produced was directly related to the number of collaborator anticipated or on‑going clinical trials for which the Company was producing clinical material, the speed of enrollment in those trials, the dosage schedule of each clinical trial and the time period, if any, during which patients in the trial receive clinical benefit from the clinical materials. Because these elements are difficult to estimate over the course of a trial, substantial differences between collaborators’ actual manufacturing orders and their projections could result in the Company’s usage of raw materials varying significantly from estimated usage at an earlier reporting period. To the extent that a collaborator had provided the Company with a firm, fixed order, the collaborator was required by contract to reimburse the Company the full negotiated price of the conjugate, even if the collaborator subsequently canceled the manufacturing run.

The Company capitalized raw material as inventory upon receipt and accounted for the raw material inventory as follows:

a)

to the extent that the Company had up to twelve months of firm, fixed orders and/or projections from its collaborators, the Company capitalized the value of raw materials that will be used in the production of conjugate subject to these firm, fixed orders and/or projections;

b)

the Company considered more than a twelve month supply of raw materials that was not supported by firm, fixed orders and/or projections from its collaborators to be excess and established a reserve to reduce to zero the value of any such excess raw material inventory with a corresponding charge to research and development expense; and

c)	the Company also considered any other external factors and information of which it became aware and assessed the impact of such factors or information on the net realizable value of the raw material inventory at each reporting period.

During the year ended December 31, 2017, the six month transition period ended December 31, 2016 and fiscal year 2016, the Company obtained additional amounts of its cell-killing agents DMx from its supplier which yielded more material than would be required by the Company’s collaborators over the next twelve months, and as a result, the Company recorded $403,000,  $150,000, and $1.1 million, respectively, of charges to research and development expense related to raw material inventory identified as excess. There were no such excess charges during 2018.

Unbilled Revenue

Unbilled revenue substantially represents research funding earned based on actual resources utilized under the Company’s various collaborator agreements.

Clinical Trial Accruals

Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these costs to third parties. Third party clinical trial expenses include investigator fees, site costs (patient cost), clinical research organization costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through cost.  These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid asset or accrued clinical trial cost.  These third party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future R&D activities recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. The Company also records accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical clinical accrual estimates made by the Company have not been materially different from the actual costs.

Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Accrued contract payments	$6,389	$4,901
Accrued clinical trial costs	11,087	8,400
Accrued professional services	1,171	723
Accrued employee benefits	651	574
Accrued public reporting charges	164	156
Other current accrued liabilities	1,003	1,013
Total	$20,465	$15,767

Deferred Revenue

Deferred revenue represents amounts related to partner agreements that have yet to be recognized as revenue. Included in the total of deferred revenue is $5.9 million related to the rights to future technological improvements for our partners at December 31, 2018 and $6.8 million at December 31, 2017.  The balance of deferred revenue substantially relates to revenue to be recognized upon the granting of a license to partners.

Research and Development Expenses

The Company’s research and development expenses are charged to expense as incurred and relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents,

(ii) preclinical testing of its own and, in certain instances, its collaborators’ product candidates, and the cost of its own clinical trials, (iii) development related to clinical and commercial manufacturing processes, and (iv) manufacturing operations which also include raw materials. Payments made by the Company in advance for research and development services not yet provided and/or materials not yet delivered and accepted are recorded as prepaid expenses and are included in the accompanying Consolidated Balance Sheets as prepaid and other current assets.

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

Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. The Company recorded $(115,000),  $(239,000),  $(1.1 million), and $21,000 of (losses) gains on the sale/disposal of certain furniture and equipment during the years ended December 31, 2018 and 2017, the six months ended December 31, 2016, and the year ended June 30, 2016, respectively.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury‑stock method for the options and unvested restricted stock and the if-converted method for the convertible notes, are shown in the following table (in thousands):

			Six Months
			Ended	Year Ended
	Years Ended December 31,		December 31,	June 30,
	2018	2017	2016	2016
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock at end of period	17,380	14,290	13,878	11,919
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock	3,001	1,579	1	735
Shares issuable upon conversion of convertible notes at end of period	501	501	23,878	23,878
Common stock equivalents under if-converted method for convertible notes	501	501	23,878	718

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti‑dilutive due to the Company’s net loss position.

Stock‑based Compensation

As of December 31, 2018, the Company is authorized to grant future awards under one employee share‑based compensation plan, which is the ImmunoGen, Inc. 2018 Employee, Director and Consultant Equity Incentive Plan, or the 2018 Plan. At the annual meeting of shareholders on June 20, 2018, the 2018 Plan was approved and provides for the issuance of Stock Grants, the grant of Options and the grant of Stock‑Based Awards for up to 7,500,000 shares of the Company’s common stock, as well as up to 19,500,000 shares of common stock which represent awards granted under the previous stock option plans, the ImmunoGen, Inc. 2016 and 2006 Employee, Director and Consultant Equity Incentive Plans, or the 2016 and 2006 Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to June 19, 2018. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

The stock‑based awards are accounted for under ASC Topic 718, “Compensation—Stock Compensation.” Pursuant to Topic 718, the estimated grant date fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. Such amounts have been reduced by an estimate of forfeitures of all unvested awards. The fair value of each stock option is estimated on the date of grant using the Black‑ Scholes option‑pricing model with the weighted average assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post‑vesting termination behavior amongst its employee population. The risk‑free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

			Six Months
	Years Ended		Ended	Year Ended
	December 31,		December 31,	June 30,
	2018	2017	2016	2016
Dividend	None	None	None	None
Volatility	71.02%	67.34%	65.63%	66.34%
Risk-free interest rate	2.73%	2.00%	1.29%	1.80%
Expected life (years)	6.0	6.0	6.3	6.3

Using the Black‑Scholes option‑pricing model, the weighted average grant date fair values of options granted during the years ended December 31, 2018 and 2017, the six months ended December 31, 2016, and fiscal year 2016 were $6.70,  $1.98,  $1.76, and $8.91 per share, respectively.

A summary of option activity under the option plans as of December 31, 2018, 2017 and 2016, and changes during the years ended December 31, 2018 and 2017, six-month period ended December 31, 2016, and the fiscal year ended June 30, 2016 is presented below (in thousands, except weighted‑average data):

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Stock	Exercise	Remaining	Intrinsic
	Options	Price	Life in Yrs.	Value
Outstanding at June 30, 2015	9,689	$12.49	6.76	$—
Granted	3,340	$14.34
Exercised	(555)	9.30
Forfeited/Canceled	(661)	14.84
Outstanding at June 30, 2016	11,813	13.03	6.82	$—
Outstanding at June 30, 2016—vested or unvested and expected to vest	11,475	13.05	6.76	$—
Exercisable at June 30, 2016	6,453	$12.63	5.30	—
Outstanding at June 30, 2016	11,813	$13.03
Granted	3,536	2.90
Exercised	—	—
Forfeited/Canceled	(1,670)	10.64
Outstanding at December 31, 2016	13,679	10.70	6.55	$23
Outstanding at December 31, 2016—vested or unvested and expected to vest	13,516	10.76	6.52	$22
Exercisable at December 31, 2016	7,898	$13.15	4.70	—
Outstanding at December 31, 2016	13,679	$10.70
Granted	1,589	3.21
Exercised	(191)	3.42
Forfeited/Canceled	(3,106)	10.33
Outstanding at December 31, 2017	11,971	9.92	6.17	$13,513
Outstanding at December 31, 2017—vested or unvested and expected to vest	11,881	$9.96	6.15	$13,283
Exercisable at December 31, 2017	7,996	$12.16	4.97	$3,733
Outstanding at December 31, 2017	11,971	$9.92
Granted	5,513	10.36
Exercised	(742)	4.67
Forfeited/Canceled	(1,178)	11.49
Outstanding at December 31, 2018	15,564	$10.20	6.46	$5,818
Outstanding at December 31, 2018—vested or unvested and expected to vest	15,386	$10.21	6.43	$5,781
Exercisable at December 31, 2018	8,405	$11.47	4.45	$3,122

In September 2018, the Company granted 295,200 performance stock options to certain employees that will vest in two equal installments upon the achievement of specified performance goals within the next five years. These options are included in the table above. None of the awards subject to performance conditions have been expensed to date. The fair value of the performance based options that could be expensed in future periods is $1.8 million.

A summary of restricted stock activity under the option plans as of December 31, 2018, 2017, and 2016, and changes during the year ended December 31, 2018 and 2017, and the six-month period ended December 31, 2016, and the fiscal year ended June 30, 2016 is presented below (in thousands, except weighted‑average data):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at June 30, 2015	50	$9.23
Awarded	75	5.65
Vested	(19)	10.13
Unvested at June 30, 2016	106	$6.54
Awarded	118	3.15
Vested	—	—
Forfeited	(25)	7.52
Unvested at December 31, 2016	199	$4.41
Awarded	2,253	2.71
Vested	(25)	5.87
Forfeited	(108)	2.68
Unvested at December 31, 2017	2,319	$2.82
Vested	(503)	2.64
Unvested at December 31, 2018	1,816	$2.87

In August 2016, February 2017, and June 2017, the Company granted 117,800,  529,830, and 239,000 shares of restricted common stock with grant date fair values of $3.15,  $2.47, and $4.71, respectively, to certain officers of the Company, however, 71,380 of these shares have subsequently been forfeited. These restrictions will lapse in three equal installments upon the achievement of specified performance goals within the next five years. None of the awards subject to performance conditions have been expensed to date. The fair value of the performance based shares that could be expensed in future periods is $2.6 million.

In June 2018, the Company's Board of Directors, with shareholder approval, adopted the Employee Stock Purchase Plan, or ESPP. An aggregate of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. The ESPP is generally available to all employees who have been continuously employed for three months per year, have customary employment of more than five months in a calendar year, and more than 20 hours per week. Under the ESPP, eligible participants purchase shares of the Company's common stock at a price equal to 85% of the lesser of the closing price of the Company's common stock on the first business day and the final business day of the applicable plan purchase period. Plan purchase periods are six months and begin on January 1 and July 1 of each year, with purchase dates occurring on the final business day of the given purchase period. To pay for the shares, each participant authorizes periodic payroll deductions of up to 15% of his or her eligible cash compensation. All payroll deductions collected from the participant during a purchase period are automatically applied to the purchase of common stock on that period's purchase date provided the participant remains an eligible employee and has not withdrawn from the ESPP prior to that date and are subject to certain limitations imposed by the ESPP and the Internal Revenue Code. On December 31, 2018, 205,000 shares were issued to participating employees at a fair value of approximately $3.55 per share. The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes option-pricing model. The expected volatility used in the fair value calculation was 70.1%, the expected life was .5 years, the expected dividend yield was zero, and the risk-free rate was 2.14%. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period.

Stock compensation expense related to stock options and restricted stock awards granted under the option plans was $16.4,  $11.1,  $8.1, and $21.9 million during the years ended December 31, 2018 and 2017, the six months ended December 31, 2016, and the fiscal year ended June 30, 2016, respectively. During the years ended December 31, 2018 and 2017, the Company recorded approximately $116,000 and $742,000 of stock compensation cost related to the modification of certain outstanding common stock options with former officers of the Company. During fiscal year 2016, the Company recorded $3.1 million of stock compensation cost related to the modification of certain outstanding common stock options with the former Chief Executive Officer. No similar charges were recorded in the six-month transition period ended December 31, 2016. As of December 31, 2018, the estimated fair value of unvested employee awards was $28.0 million, net of estimated forfeitures. The weighted‑average remaining vesting period for these awards is approximately two years. Included in stock compensation expense for the years ended December 31, 2018 and 2017, the six months ended December 31, 2016, and the fiscal year ended June 30, 2016 are 361,000,  206,000,  $215,000, and $380,000, respectively, of expense recorded for directors’ deferred share units, the details of which are discussed in Note H of the Company’s consolidated financial statements.

A summary of option activity for options vested during the years ended December 31, 2018 and 2017 and the six months ended December 31, 2016, and the fiscal year ended June 30, 2016 is presented below (in thousands):

	Years Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2018	2017	2016	2016
Total fair value of options vested	$7,496	$10,964	$17,121	$15,298
Total intrinsic value of options exercised	3,787	598	—	3,142
Cash received for exercise of stock options	4,301	650	—	5,161

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

The percentages of revenues recognized from significant customers of the Company in the years ended December 31, 2018, and 2017, the six months ended December 31, 2016, and the year ended June 30, 2016 are included in the following table:

	Years Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
Collaborative Partner:	2018	2017	2016	2016
Bayer	—%	—%	—%	17%
CytomX	8%	13%	—%	—%
Debiopharm	2%	26%	—%	—%
Lilly	2%	1%	4%	11%
Novartis	2%	—%	24%	1%
Roche	60%	24%	60%	43%
Sanofi	—%	31%	—%	—%
Takeda	23%	4%	8%	16%

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

Recently issued accounting pronouncements, not yet adopted

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). The purpose of this update is to increase the transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP, and disclosing key information about leasing arrangements. Topic 842 as amended is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company currently plans to adopt the standard using the transition method provided by ASC Update No. 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, the Company will initially apply the new leasing rules on January 1, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods presented will be in accordance with the existing lease guidance.

Upon transition, the Company plans to apply the package of practical expedients permitted under Topic 842 transition guidance to its entire lease portfolio at January 1, 2019. As a result, the Company is not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases, and (iii) initial direct costs for any existing leases. Furthermore, the Company will be electing not to separate lease and non-lease components for our leases. Instead, for these applicable classes of underlying assets, the Company will account for each separate lease component and the non-lease components associated with that lease component, as a single lease component. Lastly, the Company will be electing not to apply the recognition requirements of ASC 842 to short-term leases and instead to recognize the lease payments as lease cost on a straight-line basis over the lease term.

Although the Company has not finalized its process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company expects to record an increase in the recorded amounts of assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for leases currently classified as operating leases for an amount that is expected to range between $16 million to $19 million. The Company does not expect the adoption to have an impact to the statement of operations.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, with early adoption permitted. This ASU is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 adds unit-of-account guidance to ASC Topic 808, Collaborative Arrangements, in order to align this guidance with ASC 606 and also precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that ASU 2018-18 may have on the consolidated financial statements.

No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

C.       Agreements

Significant Collaborative Agreements

Roche

In 2000, the Company granted Genentech, now a unit of Roche, an exclusive development and commercialization license to use the Company’s maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In 2013, the HER2‑targeting ADC, Kadcyla, was approved for marketing in the U.S., Japan, and the European Union, or EU. Roche has also received marketing approval in various other countries around the world. Roche is responsible for the manufacturing, product development, and marketing of any products resulting from the agreement. The Company received a $2 million non‑refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Total milestones are categorized as follows: development milestones—$13.5 million; and regulatory milestones—$30.5 million. Through December 31, 2018, the Company has received and recognized $13.5 million and $20.5 million in development and regulatory milestone payments, respectively, related to Kadcyla. The next potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a first extended indication as defined in the agreement.

The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $32.2,  $28.1,  $12.9, and $25.3 million of non-cash royalties on net sales of Kadcyla were recorded and included in royalty revenue for the years ended December 31, 2018 and 2017, the six‑month period ended December 31, 2016, and the year ended June 30, 2016. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash, except for a residual tail, would have been remitted to Immunity Royalty Holdings, L.P, or IRH. In January 2019, the Company announced the sale of its residual tail to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for $65.2 million, net of fees, as discussed further in Note F. Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on.

Roche, through its Genentech unit, also has licenses for the exclusive right to use the Company’s maytansinoid ADC technology with antibodies to four undisclosed targets, which were granted under the terms of a separate, now expired, 2000 right‑to‑test agreement with Genentech. For each of these licenses the Company received a $1 million license fee and is entitled to receive up to a total of $38 million in milestone payments and also royalties on the sales of any resulting products. The total milestones are categorized as follows: development milestones—$8 million; regulatory milestones—$20 million; and sales milestones—$10 million. The Company has not received any milestone payments from these agreements through December 31, 2018. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses. The next potential milestone the Company will be entitled to receive under any of these agreements will be a development milestone for filing of an IND application which will result in a $1 million payment being due.

Amgen/Oxford BioTherapeutics

Under a now‑expired right‑to‑test agreement established in 2000, the Company granted Amgen three exclusive development and commercialization licenses, for which the Company received an exercise fee of $1 million for each license taken. In May 2013, the Company granted Amgen one non‑exclusive development and commercialization license, for which the Company received an exercise fee of $500,000. In October 2013, the non‑exclusive license was amended and converted to an exclusive license, for which Amgen paid an additional $500,000 fee to the Company. Amgen has sublicensed its rights under this license to Oxford BioTherapeutics Ltd. (OBT). In December 2015, Amgen advised the Company that it had discontinued development of two product candidates, AMG 595 and AMG 172 that had been covered by two of Amgen’s four exclusive licenses, and in February 2016, Amgen subsequently terminated these two licenses. In August 2018, Amgen terminated one of its two remaining development and commercialization licenses leaving the sublicensed license as the last remaining license. As a result, the Company recorded the remaining $84,000 balance of the upfront payment that had been allocated to future performance obligations under this license as revenue, which is included in license and milestone fees for the year ended December 31, 2018.

For the remaining development and commercialization license, the Company is entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$9 million; regulatory milestones—$20 million; and sales milestones—$5 million. Amgen (or its sublicensee(s)) is responsible for the manufacturing, development, and marketing of any products resulting from this development and commercialization license. Through December 31, 2018, the Company has received and recognized an aggregate of $4 million in milestone payments for compounds covered under this agreement now or in the past. In September 2015, Amgen’s IND under the then remaining license not sublicensed to Oxford BioTherapeutics became effective, triggering a $1 million milestone payment to the Company which is included in license and milestone fee revenue for the year ended June 30, 2016. In December 2018, an IND filed by OBT was accepted, triggering a $1 million milestone payment to the Company. The next potential milestone the Company will be entitled to receive under the remaining license will be a development milestone for the first dosing of a patient in a U.S. Phase II clinical trial, which will result in a $3 million payment being due.

Costs directly attributable to the Amgen collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Amgen as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $15,000 for fiscal year 2016. There were no similar costs recorded after fiscal year 2016.

Sanofi

In 2003, the Company entered into a broad collaboration agreement with Sanofi (formerly Aventis Pharmaceuticals) to discover, develop and commercialize antibody‑based products. The collaboration agreement provided Sanofi with worldwide development and commercialization rights to new antibody‑based products directed to targets that are included in the collaboration, including the exclusive right to use the Company’s maytansinoid ADC technology in the creation of products developed to these targets. Through December 31, 2018, the Company recognized an aggregate of $26.5 million in development milestone payments for compounds covered under this agreement now or in the past, including $6 million of milestone payments received and included in license and milestone fee revenue for the year ended December 31, 2017.

In May 2017, the Company and an affiliate of Sanofi amended the license agreements covering all compounds in development by Sanofi using the Company’s technology. Under the terms of the amended 2003 collaboration and license agreement, the Company granted Sanofi a fully-paid, exclusive license to develop, manufacture, and commercialize four experimental compounds in development. The Company also amended a separate 2013 exclusive license entered into pursuant to a separate, now-expired right-to-test agreement to grant Sanofi a fully-paid, exclusive license to develop, manufacture and commercialize another experimental compound being studied for the treatment of solid tumors. As consideration for these amendments, the Company received a $30 million payment and agreed to forego a limited co-promotion option in the U.S. with respect to the compounds covered by the 2003 agreement, as well as future milestones or royalties with respect to all licensed products.

In accordance with ASC-605-25, the Company determined that there were no remaining deliverables upon execution of the amendments, and accordingly, the $30 million was recognized as revenue and is included in license and milestone fee revenue for the year ended December 31, 2017.

Biotest

In 2006, the Company granted Biotest an exclusive development and commercialization license to our maytansinoid ADC technology for use with antibodies that target CD138. The product candidate indatuximab ravtansine is in development under this agreement. Biotest is responsible for the manufacturing, development, and marketing of any products resulting from the agreement. The Company received a $1 million upfront payment upon execution of the agreement and could receive up to $35.5 million in milestone payments, as well as royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$4.5 million; and

regulatory milestones—$31 million. In September 2008, Biotest began Phase I evaluation of indatuximab ravtansine which triggered a $500,000 milestone payment to the Company. The next potential milestone the Company will be entitled to receive will be a development milestone for commencement of a Phase IIb clinical trial (as defined in the agreement) which will result in a $2 million payment being due.

Costs directly attributable to the Biotest collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Biotest as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $50,000,  $41,000,  $22,000, and $160,000 for the years ended December 31, 2018 and 2017, the six months ended December 31, 2016, and fiscal year 2016, respectively. The costs related to clinical materials sold were $549,000 and $1.8 million for the six months ended December 31, 2016 and fiscal year 2016,  respectively. There were no costs related to clinical materials sold for any subsequent periods.

Bayer

In 2008, the Company granted Bayer an exclusive development and commercialization license to the Company’s maytansinoid ADC technology for use with antibodies or other proteins that target mesothelin. Bayer HealthCare is responsible for the research, development, manufacturing, and marketing of any products resulting from the license. The Company received a $4 million upfront payment upon execution of the agreement which was recognized as revenue ratably over the Company’s estimated period of substantial involvement which concluded in September 2012. For each compound developed and marketed by Bayer under this collaboration the Company is entitled to receive a total of $170.5 million in milestone payments, plus tiered royalties between 4 - 7% on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$16 million; regulatory milestones—$44.5 million; and sales milestones—$110 million. Through December 31, 2018, the Company has received and recognized an aggregate of $13 million in milestone payments under this agreement. In January 2016, Bayer initiated a Phase II clinical study designed to support registration of its ADC product candidate, anetumab ravtansine, triggering a $10 million development milestone payment to the Company which is included in license and milestone fee revenue for the year ended June 30, 2016. In July 2017, Bayer announced that its Phase II clinical study did not meet its primary endpoint of progression-free survival. The safety and tolerability of anetumab ravtansine were consistent with earlier clinical findings and Bayer is continuing development in additional studies, including a Phase 1b multi-indication study in six different types of advanced solid tumors, and a Phase 1b combination-study in patients with recurrent platinum-resistant ovarian cancer. The next potential milestone the Company will be entitled to receive will be either a development milestone for commencement of a pivotal clinical trial for a second indication for anetumab ravtansine which will result in a $2 million payment being due or a regulatory milestone for filing of regulatory approval for its first indication for anetumab ravtansine which will result in a $6 million payment being due.

Novartis

The Company granted Novartis exclusive development and commercialization licenses to the Company’s maytansinoid and IGN ADC technology for use with antibodies to six specified targets under a now-expired right-to-test agreement established in 2010. The Company received a $45 million upfront payment in connection with the execution of the right‑to‑test agreement in 2010, and for each development and commercialization license taken for a specific target, the Company received an exercise fee of $1 million and is entitled to receive up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$22.5 million; regulatory milestones—$77 million; and sales milestones—$100 million. The initial three-year term of the right-to-test agreement was extended by Novartis in October 2013 for an additional one-year period by payment of a $5 million fee to the Company. The Company also is entitled to receive payments for research and development activities performed on behalf of Novartis. Novartis is responsible for the manufacturing, development, and marketing of any products resulting from this agreement.

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

In connection with the amendment, in March 2013, the Company granted Novartis the license referenced above under the right‑to‑test agreement, as amended, enabling it to develop and commercialize products directed at the two targets. The Company received a $1 million upfront fee with the execution of this license. In May 2018, Novartis terminated the license. As a result, the Company recorded the remaining $978,000 balance of the upfront payment that had been allocated to future performance obligations under this license as revenue, which is included in license and milestone fees for the year ended December 31, 2018.

In October 2013 and November 2013, the Company granted Novartis its second and third exclusive licenses to single targets, and in October 2014, the three remaining exclusive licenses, each triggering a $1 million upfront payment to the Company and the opportunity to receive milestone payments totaling $199.5 million, as outlined above, plus royalties on the commercial sales of any resulting products. In January 2015 and May 2015, Novartis initiated Phase I, first-in-human clinical testing of its cKit-targeting ADC product candidate, LOP628, and P-cadherin-targeting ADC product candidate, PCA062, respectively, triggering a $5 million development milestone payment to the Company with each event.  Novartis later discontinued clinical testing of LOP628. In December 2016, Novartis initiated Phase I, first-in-human clinical testing of its CDH6-targeting ADC product candidate, HKT288, triggering a $5 million milestone payment which the Company received in 2017. The next payment the Company could receive would be either a $7.5 million development milestone for commencement of a Phase II clinical trial under these three licenses or a $5 million development milestone for commencement of a Phase I clinical trial under one of its other two licenses.

Costs directly attributable to the Novartis collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Novartis as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $32,000,  $17,000,  and $67,000 for the year ended December 31, 2017, the six months ended December 31, 2016, and fiscal year 2016, respectively. There were no similar costs recorded in the year ended December 31, 2018.

Lilly

The Company granted Eli Lilly and Company (Lilly) three exclusive development and commercialization licenses under a now-expired right-to-test agreement established in 2011. The Company received a $20 million upfront payment in connection with the execution of the right‑to‑test agreement in 2011. Under the terms of this right-to-test agreement, the first license had no associated exercise fee, and the second and third licenses each had a $2 million exercise fee. The first development and commercialization license was granted in August 2013 and the agreement was amended in December 2013 to provide Lilly with an extension provision and retrospectively include a $2 million exercise fee for the first license in lieu of the fee due for either the second or third license. The second and third licenses were granted in December 2014, with one including the $2 million exercise fee and the other not. In September 2015, Lilly began Phase I evaluation of one of its licensed ADC products which triggered a $5 million milestone payment to the Company which is included in license and milestone fee revenue for the fiscal year ended June 30, 2016. In October 2018, Lilly terminated its three development and commercialization licenses. As a result, the Company recorded the remaining $692,000 balance of the upfront payment that had been allocated to future performance obligations under this license as revenue, which is included in license and milestone fees for the year ended December 31, 2018.

Costs directly attributable to the Lilly collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Lilly as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $24,000,  $74,000, $46,000, and $182,000 for the years ended December 31, 2018 and 2017, the six months ended December 31, 2016, and fiscal year 2016, respectively. The costs related to clinical materials sold were $1.2 million and $1.1 million for the year ended December 31, 2017 and fiscal year 2016, respectively. There were no similar costs recorded during the year ended December 31, 2018 and six months ended December 31, 2016.

CytomX

In 2016, the Company granted CytomX an exclusive development and commercialization license to the Company’s maytansinoid ADC technology for use with Probodies™ that target CD166 under a now expired reciprocal right-to-test agreement. The Company neither received nor made an upfront cash payment in connection with the execution of the right-to-test agreement or the license agreement. An amendment of the agreement executed simultaneously with the license, granted CytomX the right, for a specified period of time, to substitute the specified target with another as yet unspecified target. Accordingly, the revenue associated with this license was deferred until the expiration of that substitution right in January 2017, whereupon the Company recognized $12.7 million of the $13 million of arrangement consideration allocated to the development and commercialization license, which is included in license and milestone fee revenue for the year ended December 31, 2017. With respect to the development and commercialization license granted to CytomX, the Company is entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development milestones—$10 million; regulatory milestones—$50 million; and sales milestones—$100 million. In June 2017, CytomX enrolled its first patient in a Phase 1 clinical trial for its product candidate, CX-2009, triggering a $1 million development milestone payment which is included in license and milestone fee revenue for the year ended December 31, 2017. Assuming no annual maintenance fee is payable as described below, the next payment the Company could receive would be a $3 million development milestone payment with commencement of a Phase II clinical trial. CytomX is responsible for the manufacturing, development, and marketing of any products resulting from the development and commercialization license taken by CytomX under this collaboration.

In 2017, we took exclusive development and commercialization licenses to CytomX’s proprietary antibody-masking (Probody) technology for use with Probodies that target two specified targets under the same reciprocal right-to-test agreement. We terminated one of these licenses for convenience prior to the end of 2017. No upfront cash payments were made by the Company with the execution of these license agreements. With respect to the remaining license, the Company will potentially be required to pay up to a total of $80 million in milestone payments, plus royalties on the commercial sales of any resulting product. The total milestones per license are categorized as follows: development milestones—$7 million; regulatory milestones—$23 million; and sales milestones—$50 million. Assuming no annual maintenance fee is payable as described below, the next payment the Company could be required to make is a $1 million development milestone payment with commencement of a Phase I clinical trial. The Company is responsible for the manufacturing, development and marketing of any products resulting from any development and commercialization license taken by the Company under this collaboration.

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

Costs directly attributable to the CytomX collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of CytomX as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $195,000,  $256,000,  $427,000, and $868,000 for the years ended December 31, 2018 and 2017, the six months ended December 31, 2016, and for fiscal year 2016, respectively. The costs related to clinical materials sold were $3.5 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively. There were no similar costs recorded during the six months ended December 31, 2016 and fiscal year 2016.

Takeda

In March 2015, the Company entered into a three-year right-to-test agreement with Takeda Pharmaceutical Company Limited (Takeda) through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. The agreement provides Takeda with the right to (a) take exclusive options, with certain restrictions, to individual targets selected by Takeda for specified option periods, (b) test the Company’s ADC technology with Takeda’s antibodies directed to the targets optioned under a right-to-test, or research, license, and (c) take exclusive licenses to use the Company’s ADC technology to develop and commercialize products to targets optioned for up to two individual targets on terms specified in the right-to-test agreement by the end of the term of the right-to-test agreement, after which any then outstanding options would lapse. Takeda had the right to extend the three-year right-to-test period for one additional year by payment to the Company of $4 million. Alternatively, Takeda had the right to expand the scope of the right-to-test agreement by payment to the Company of $8 million. Takeda is responsible for the manufacturing, development, and marketing of any products resulting from this collaboration.

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

A  first license was granted to Takeda in December 2015, and as a result, the Company recognized $8.6 million of the arrangement consideration allocated to the development and commercialization licenses, which is included in license and milestone fee revenue for the year ended June 30, 2016. With this first development and commercialization license taken, the amount of the arrangement consideration allocated to future technological improvements commenced to be recognized as revenue ratably over the period the Company is obligated to make available any technological improvements, which is the equivalent to the estimated term of the license. The Company estimates the term of a development and commercialization license to be approximately 25 years, which reflects management’s estimate of the time necessary to develop and commercialize therapeutic products pursuant to the license plus the estimated royalty term. The Company will reassess the estimated term at each subsequent reporting period.

In March 2018, the right-to-test agreement expired without Takeda exercising its option to a second license or extending the agreement or expanding the agreement as it had the right to do for a third license. Accordingly, the remaining $10.9 million of revenue that had been deferred for such performance obligations was recognized as revenue and is included in license and milestone fees for the year ended December 31, 2018. In May 2018, Takeda enrolled its first patient in a Phase I clinical trial, triggering a $5 million milestone payment to the Company. Due to the likelihood of this milestone being attained, this milestone was recognized as a contract asset as part of the cumulative adjustment to transition to ASC 606. It had been previously allocated to the delivered license and the right to technological improvements. The next potential milestone payment the Company will be entitled to receive will be a $10 million development milestone payment with the initiation of a Phase II clinical trial. Takeda is responsible for the manufacturing, product development, and marketing of any products resulting from the remaining license.

Costs directly attributable to the Takeda collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Takeda. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $199,000,  $913,000,  $678,000,  and $469,000 for the years ended December 31, 2018 and 2017, the six months ended December 31, 2016, and for fiscal year 2016, respectively. The costs related to clinical materials sold were $650,000 and $2.1 million for the years ended December 31, 2018 and 2017, respectively. There were no similar costs recorded during the six months ended December 31, 2016 and fiscal year 2016.

Fusion

In December 2016, the Company entered into an exclusive license agreement to a specified target with Fusion Pharmaceuticals Inc. The Company is entitled to receive up to a total of $50 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$15 million; and sales milestones—$35 million. During the year ended December 31, 2018, a development milestone related to dosing of a first patient in a Phase I clinical trial became probable of being attained, which resulted in a $500,000 contract asset and the related license and milestone fee revenue being recorded in the current period. The next potential milestone payment the Company will be entitled to receive will be a $1.5 million development milestone payment with the initiation of a Phase II clinical trial. Fusion is responsible for the manufacturing, development, and marketing of any products resulting from the license.

Debiopharm

In May 2017, Debiopharm International SA (Debiopharm) acquired the Company’s IMGN529 program, a clinical-stage anti-CD37 ADC for the treatment of patients with B-cell malignancies, such as non-Hodgkin lymphomas (NHL). Under the terms of the Exclusive License and Asset Purchase agreement, the Company received a $25 million upfront payment for specified assets related to IMGN529 and a paid-up license to the Company’s ADC technology and a $5 million milestone payment upon substantial completion of the transfer of ImmunoGen technologies related to the program (technology transfer), which was completed in the fourth quarter of 2017. $4.5 million was received for this milestone in December 2017, and the balance in January 2018 upon delivery of the final materials related to the transfer.  Accordingly, the Company recorded $500,000 and $29.5 million of license and milestone fee revenue in 2018 and 2017, respectively. In addition, ImmunoGen is eligible for a second success-based milestone payment of $25 million upon IMGN529 entering a Phase 3 clinical trial. The milestone payment will be significantly reduced if a Phase 3 trial using the Company’s technology but not the IMGN529 antibody commences prior to IMGN529 entering a Phase 3 trial. The Company does not believe this scenario is likely to occur.

Costs directly attributable to the Debiopharm agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of Debiopharm. Indirect costs are not identified to individual collaborators. The costs related to the research and development services amounted to $99,000 for the year ended December 31, 2018. There were no similar costs recorded in prior periods.

Jazz Pharmaceuticals

In August 2017, the Company entered into a collaboration and option agreement with Jazz Pharmaceuticals Ireland Limited (Jazz), a subsidiary of Jazz Pharmaceuticals plc, granting Jazz exclusive, worldwide rights to opt into development and commercialization of two early-stage, hematology-related ADC programs, as well as an additional program to be designated during the term of the agreement. The programs covered under the agreement include IMGN779, a CD33-targeted ADC for the treatment of acute myeloid leukemia (AML) in Phase 1 testing, IMGN632, a CD123-targeted ADC for hematological malignancies also in Phase 1 testing, and an early-stage program to be determined at a later date. Under the terms of the agreement, the Company will be generally responsible for the development of the three ADC programs prior to any potential opt-in by Jazz. Following any opt-in, Jazz would be generally responsible for any further development as well as for potential regulatory submissions and commercialization and Jazz and the Company would share costs associated with developing and obtaining regulatory approvals of the applicable product in the U.S. and EU. The Company has the right to co-commercialize in the U.S. one product (or two products, under certain limited circumstances) with U.S. profit sharing in lieu of Jazz's payment of the U.S. milestone and royalties to the Company.

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

Due to the involvement the Company and Jazz both have in the development and commercialization of the products, as well as both parties being part of the cost share agreement and exposed to significant risks and rewards dependent on the commercial success of the products, the arrangement has been determined to be a collaborative arrangement within the scope of ASC 808. Accordingly, the Company carved out the research and development activities and the related cost sharing arrangement with Jazz. Payments for such activities will be recorded as research and development expense and reimbursements received from Jazz will be recognized as an offset to research and development expense in the accompanying statement of operations during the development period. Included in research and development expense for the years ended December 31, 2018 and 2017, are $10.0 million and $3.3 million of credits related to reimbursements from Jazz.

The non-refundable, upfront arrangement consideration of $75 million was allocated to the three License Options. The amount allocated to the rights to future technological improvements under the relative selling price method was deemed immaterial, and therefore, not segregated from the License Options. The amounts allocated to the License Options will be recognized as revenue when exercised by Jazz or upon expiration. The Company does not control when Jazz will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when it will recognize revenue related to the delivery of the licenses, and accordingly, the upfront payment of $75 million is included in long-term deferred revenue as of December 31, 2018.

D.       Property and Equipment

Property and equipment consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Leasehold improvements	$20,684	$36,460
Machinery and equipment	22,558	23,123
Computer hardware and software	5,494	8,273
Furniture and fixtures	3,546	3,710
Assets under construction	113	416
	$52,395	$71,982
Less accumulated depreciation	(39,504)	(57,444)
Property and equipment, net	$12,891	$14,538

Depreciation expense was $7.4, $6.0, $3.1, and $5.3 million for the years ended December 31, 2018 and 2017, the six months ended December 31, 2016, and for the year ended June 30, 2016, respectively. Included in the table above, the Company’s investment in equipment under capital leases was $595,000 and $449,000,  net of accumulated amortization of $684,000 and $479,000, at December 31, 2018 and 2017, respectively.

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

The remaining $2.1 million of Convertible Notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $95,000,  $3.0 million, $2.2 million and $138,000 of interest expense in the years ended December 31, 2018 and 2017, the six months ended December 31, 2016 and the year ended June 30, 2016, respectively. The Convertible Notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equal to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest.

The Company analyzed the terms of the Convertible Notes and determined that under current accounting guidance the notes would be entirely accounted for as debt and none of the terms of the notes require separate accounting. As part of the issuance of the Convertible Notes, the Company incurred $3.4 million of transaction costs, of which $2.5 million was reclassed to equity upon conversion noted above. The remaining net unamortized balance of $50,000 was netted against the Convertible Notes in the accompanying consolidated balance sheet and is being amortized to interest expense ratably over the term of the Convertible Notes.

F.       Liability Related to Sale of Future Royalties

In 2015, IRH purchased the right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under the Company’s development and commercialization license with Genentech, until IRH had received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reached a specified milestone. Once the applicable threshold was met, if ever, the Company would thereafter have received 85% and IRH would have received 15% of the Kadcyla royalties for the remaining royalty term. At consummation of the transaction the Company received cash proceeds of $200 million. As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented net of the liability in the accompanying consolidated balance sheet and are being amortized to interest expense over the estimated life of the royalty purchase agreement. Although the Company sold its rights to receive royalties from the sales of Kadcyla, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue and recorded the $200 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that will be amortized using the interest method over the estimated life of the royalty purchase agreement.

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for $65.2 million, net of fees. Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on.

The following table shows the activity within the liability account during the year ended December 31, 2018 and the period from inception (in thousands):

	Twelve Months	Period from
	Ended	inception to
	December 31,	December 31,
	2018	2018
Liability related to sale of future royalties, net — beginning balance	$169,413	$—
Proceeds from sale of future royalties, net	—	194,135
Kadcyla royalty payments received and paid	(31,805)	(103,624)
Non-cash interest expense recognized	10,617	57,714
Liability related to sale of future royalties, net — ending balance	$148,225	$148,225

As royalties are remitted to IRH and subsequently OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of 7.2% and a current effective interest rate of 5.7% as of December 31, 2018. The Company periodically assesses the estimated royalty payments to IRH/OMERS and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to IRH/OMERS are made in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

In addition, the royalty purchase agreement grants IRH/OMERS the right to receive certain reports and other information relating to the royalties and contains other representations and warranties, covenants and indemnification obligations that are customary for a transaction of this nature.

G.       Income Taxes

The difference between the Company’s expected tax benefit, as computed by applying the applicable U.S. federal corporate tax rate to loss before the benefit for income taxes, and actual tax is reconciled in the following chart (in thousands):

			Six Months Ended	Year Ended
	Years Ended December 31,		December 31,	June 30,
	2018	2017	2016	2016
Loss before income tax expense	$(168,843)	$(96,012)	$(78,883)	$(144,817)
Expected tax benefit at 21%, 34%, 34% and 34%, respectively	$(35,457)	$(32,644)	$(26,820)	$(49,238)
Permanent differences	(103)	25	15	345
Incentive stock options	1,144	1,528	1,313	2,501
State tax benefit net of federal benefit	(10,622)	(3,537)	(4,157)	(7,954)
Change in valuation allowance, net	53,706	(63,238)	32,922	62,505
Federal research credit	(2,466)	(2,204)	(1,232)	(4,109)
Federal orphan drug credit	(6,934)	(7,118)	(2,901)	(4,241)
Expired loss and credit carryforwards	—	—	—	184
Change in U.S. tax law	—	97,479	—	—
Debt inducement	—	8,044	—	—
Lease incentive	109	—	—	—
Stock option expirations	623	1,665	860	7
Benefit for income taxes	$—	$—	$—	$—

At December 31, 2018, the Company has net operating loss, or NOL, carryforwards of $665.6 million available to reduce federal taxable income, if any, that begin to expire in 2028 through 2037 and $194.0 million of the federal NOL carryforwards can be carried forward indefinitely. The Company has $501.1 million of NOL carryforwards available to reduce state taxable income, if any, that expire in 2033 through 2038. The Company also has federal and state credit carryforwards of $59.4 million and $13.0 million, respectively, available to offset federal and state income taxes, which expire beginning in 2019. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$171,437	$118,672
Research and development tax credit carryforwards	69,710	58,606
Property and other intangible assets	297	2,272
Deferred revenue	22,075	25,997
Stock-based compensation	12,849	12,125
Deferred lease incentive	2,639	2,889
Other liabilities	2,920	3,037
Royalty sale	38,593	47,143
Total deferred tax assets	$320,520	$270,741

Deferred tax liabilities:
Stock-based compensation	(156)	—
Royalty sale transaction costs	(625)	(859)
Total deferred tax liabilities	$(781)	$(859)
Valuation allowance	(319,739)	(269,882)
Net deferred tax assets/(liabilities)	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As required by the provisions of ASC 740, the Company has determined that it is not more-likely-than-not that the tax benefits related to the federal and state deferred tax assets will be realized for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at December 31, 2018 and 2017. The valuation allowance increased by $49.9 million during the year ended December 31, 2018 due primarily to additional net loss incurred during the year.

In December 2017, the Tax Cuts and Jobs Act, or the Tax Act (“TCJA”), was signed into law. Among other things, the Tax Act permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. For 2017, this revaluation resulted in a provision of $97.5 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance. As a result, there was no impact to the Company’s income statement as a result of the reduction in tax rates. The other provisions of the TCJA did not have a material impact on the consolidated financial statements.

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

The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740-10. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If the Company does not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2018 and 2017, no uncertain tax positions have been recorded. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact our effective tax rate.

The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is open for tax years ending after June 30, 2014, although carryforward attributes that were generated prior to fiscal year 2014 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

H.       Capital Stock

Common Stock Reserved

At December 31, 2018, the Company has reserved 24.7 million shares of authorized common stock for the future issuance of shares under the 2006, 2016, and 2018 Plans. See “Stock‑Based Compensation” in Note B for a description of the 2018 Plan.

Stock Options

As of December 31, 2018, the 2018 Plan was the only employee share‑based compensation plan of the Company under which grants can be made. During the year ended December 31, 2018, holders of options issued under the option plans exercised their rights to acquire an aggregate of 742,000 shares of common stock at prices ranging from $1.84  to  $12.21  per share. The total proceeds to the Company from these option exercises were $3.5 million.

The Company granted options with an exercise price equal to the fair market value of the common stock on the date of such grant. The following options and their respective weighted‑average exercise prices per share were exercisable at December 31, 2018, 2017, and 2016, and June 30, 2016:

		Weighted‑
	Exercisable	Average
	(in thousands)	Exercise Price
December 31, 2018	8,405	$11.47
December 31, 2017	7,996	$12.16
December 31, 2016	7,898	$13.15
June 30, 2016	6,453	$12.63

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

During the years ended December 31, 2018 and 2017, the six months ended December 31, 2016, and the fiscal year ended June 30, 2016, the Company recorded $31,000,  $28,000,  $(7,000), and $(72,000)  in compensation expense (expense reduction), respectively, related to approximately 6,000 stock units outstanding under the 2001 Director Plan.

The value of the stock units was adjusted to market value at each reporting period. A market value of $72,000 for the stock units was paid to a retiring director in June 2018, effectively terminating the plan.

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

Compensation Policy for Non‑Employee Directors

In September 2009, the Board adopted a new Compensation Policy for Non‑Employee Directors, which superseded the 2004 Plan and made certain changes to the compensation of its non‑employee directors. The Compensation Policy for Non-Employee Directors, as amended as recently as March 2018, consists of three elements: cash compensation; deferred stock units; and stock options.

Cash Compensation

Each non-employee director receives annual meeting fees which are paid in quarterly installments in, at each director’s election, either cash or deferred stock units.

Deferred Stock Units

Non-employee directors receive deferred stock units as follows:

•   New non-employee directors are initially awarded 8,000 deferred stock units  (6,500 deferred stock units prior to March 28, 2018), with each unit relating to one share of the Company’s common stock. These awards vest quarterly over three years from the date of grant, contingent upon the individual remaining a director of the Company as of each vesting date.

•   Thereafter, non-employee directors are annually awarded 4,000 deferred stock units (3,000 deferred stock units prior to March 28, 2018). If a non-employee director is first elected to the Board other than at an annual meeting of shareholders, such non-employee director’s annual award of 4,000 deferred stock units will be pro-rated based on the number of days between his or her date of election and the date of grant of his or her first annual deferred stock unit award. These awards vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of the Company as of each vesting date.

Vested deferred stock units are redeemed on the date a director ceases to be a member of the Board, at which time such director’s deferred stock units will generally be settled in shares of the Company’s common stock issued under our 2018 Plan (or its predecessor plans, depending on the grant date of the deferred stock units) at a rate of one share for each vested deferred stock unit then held. Any deferred stock units that remain unvested at that time will be forfeited. All unvested deferred stock units will automatically vest immediately prior to the occurrence of a change of control, as defined in the 2018 Plan (or the substantially identical definition in the predecessor plans, as applicable). Pursuant to the Compensation Policy for Non-Employee Directors, in June 2018, February 2018 and January 2017, the Company issued retiring directors 95,497,  77,012, and 53,248 shares of common stock of the Company to settle outstanding deferred share units.

Pursuant to the Compensation Policy for Non‑Employee Directors, as amended, the Company recorded:

•	$361,000 in compensation expense during the year ended December 31, 2018 related to the grant of 46,000 deferred share units and 10,500 deferred share units previously granted;

•	$206,000 in compensation expense during the year ended December 31, 2017 related to the grant of 47,000 deferred share units and 12,000 deferred share units previously granted;
•	$215,000 in compensation expense during the six months ended December 31, 2016 related to the grant of 37,000 deferred share units and 12,000 deferred share units previously granted;
•	$380,000 in compensation expense during the year ended June 30, 2016 related to the grant of 41,000 deferred share units and 12,000 deferred share units previously granted;

Stock Options

Non-employee directors also receive stock option awards as follows:

•   Initial Stock Option Awards.  Non-employee directors receive an initial stock option award covering 18,000 shares (10,000 shares prior to March 28, 2018) of our common stock on the date of his or her initial election or appointment to the Board, which is the grant date. These awards will have an exercise price equal to the market price of the Company’s stock on the grant date, will vest quarterly over a three-year period from the grant date, and will expire on the tenth anniversary of the grant date, contingent upon the individual remaining a director of the Company during such period.

•   Annual Stock Option Awards.  Non-employee directors receive an annual stock option award covering 18,000 shares (10,000 shares prior to March 28, 2018) of our common stock on the date of our annual meeting of shareholders, which is the grant date. These awards will have an exercise price equal to the market price of the Company’s stock on the grant date, will vest quarterly over approximately one year from the grant date, and will expire on the tenth anniversary of the grant date, contingent upon the individual remaining a director of the Company during such period.

•   Off-Cycle Initial Awards.  If a non-employee director is first elected to the Board other than at an annual meeting of shareholders, such non-employee director will receive an annual stock option award covering 18,000 shares (10,000 shares prior to March 28, 2018) of our common stock, pro-rated based on the number of days between his or her date of election and the date of grant of his or her first annual stock option award. These awards will have an exercise price equal to the market price of the Company’s stock on the date of grant, will vest quarterly over approximately one year from the grant date, and will expire on the tenth anniversary of the grant date, contingent upon the individual remaining a director of the Company during such period.

All unvested stock option awards granted to non-employee directors will automatically vest immediately as of the date of a change of control, as defined in the 2018 Plan (or predecessor plans as applicable, which have substantially the identical terms).

On December 9, 2016 the Board amended the Compensation Policy for Non-Employee Directors to create a transition period due to the change in the year-end. Effectively, one-half of the annual compensation awards described above were awarded to the directors on December 9, 2016 and a full-year’s compensation awarded on the date of the subsequent annual meetings. The directors received a total of 128,000 and 80,000 options in the years ended December 31, 2018 and 2017, 40,000 options in the six months ended December 31, 2016 and 80,000 options in the fiscal year ended June 30, 2016, and the related stock compensation expense is included in the amounts discussed in the “Stock‑Based Compensation” section of footnote B above.

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

In February 2018, following an in-depth review of manufacturing and quality operations, the Board of Directors authorized management to implement a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for the Company’s development programs. The implementation of this new operating model led to the ramp-down of manufacturing and quality activities at the Norwood, Massachusetts facility during 2018, with a full decommissioning of the facility expected by early 2019. Implementation of the new operating model resulted in the separation of 22 employees. Communication of the plan to the affected employees was substantially completed on February 8, 2018.

In connection with the implementation of the new operating model, the Company recorded a one-time charge of $1.2 million for severance in the first quarter related to a pre-existing plan. Additional expense was recorded for retention benefits over the remaining service period of the related employees, as well as marginal adjustments to severance resulting from voluntary terminations, which totaled $2.3 million. Additionally, certain options held by the employees to be separated were modified to extend the exercise period, resulting in a stock compensation charge of $157,000 in the first quarter. Cash payments related to severance will be substantially paid out by the end of the second quarter of 2019. The retention benefits were paid out in the fourth quarter of 2018.

A summary of activity against the restructuring charge related to the employee terminations is as follows:

Employee
Termination
Benefits Costs
Initial charge related to employee benefits - March 2018	$1,189
Additional charges during the year	2,347
Payments during the period	(2,695)
Balance December 31, 2018	$841
II.

J.       Commitments and Contingencies

Leases

The Company currently has a lease agreement with CRP/King 830 Winter L.L.C. for the rental of approximately 120,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years. Pursuant to lease amendments executed through December 2015, the Company received construction allowances totaling approximately $2 million to build out office and lab space to the Company’s specifications. The Company executed a fourth amendment to this lease in April 2018, leasing an additional

10,000 square feet of office space in order to accommodate employees being retained from the future Norwood closure previously discussed. The Company is entitled to a construction allowance of $400,000 to build normal tenant improvements in this space to its specifications. The Company began recording rent expense for this space during the quarter ending September 30, 2018, when it took control of the space for construction. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

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

The Company also leases 43,850 square feet of manufacturing and office space at 333 Providence Highway, Norwood, MA under an agreement through February 28, 2019. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount.

Effective in 2013, the Company entered into a lease agreement with River Ridge Limited Partnership for the rental of 7,507 square feet of additional office space at 100 River Ridge Drive, Norwood, MA. The initial term of the lease was for five years and two months commencing in July 2013 and the lease was terminated during 2018.

Facilities rent expense, net of sublease income, was $7.7, $6.8,  $3.5,  and $6.5 million during the years ended December 31, 2018 and 2017, the six months ended December 31, 2016, and fiscal year 2016, respectively.

As of December 31, 2018, the minimum rental commitments for the next five years and thereafter under the non‑cancelable operating lease agreements discussed above are as follows (in thousands):

2019	$5,498
2020	5,419
2021	5,257
2022	5,323
2023	5,450
Thereafter	12,336
Total minimum lease payments	$39,283

In addition to the above table, the Company is responsible for variable operating costs and real estate taxes approximating $3.0 million per year through March 2026. There are no obligations under capital leases as of December 31, 2018, as all of the capital leases were single payment obligations which have all been made.

Collaborations and Licenses

The Company is contractually obligated to make potential future success‑based regulatory milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of December 31, 2018, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $80 million.

Manufacturing Commitments

As of December 31, 2018, the Company has noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for clinical supply of the Company’s product candidates totaling $1.3 million, all of which will be paid in calendar 2019.

In the fourth quarter of 2018, the Company executed a commercial agreement, which superseded a previous letter agreement, with one of its manufacturers for future production of antibody through calendar 2022. Pursuant to the agreement, the Company’s noncancelable commitment is approximately €22 million at December 31, 2018.

Litigation

The Company is not party to any material litigation.

K.       Employee Benefit Plans

The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 100% of their gross salary and the Company’s matching contribution is 50% of the first 6% of the eligible employees’ contributions. In the years ended December 31, 2018 and 2017, the six months ended December 31, 2016, and fiscal year 2016, the Company’s contributions to the 401(k) Plan totaled $1.0 million, $982,000, $536,000,  and $1.1 million, respectively.

L.       Quarterly Financial Information (Unaudited)

	Calendar Year 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share data)
Revenues:
License and milestone fees	$11,540	$1,321	$672	$1,747
Non-cash royalty revenue related to the sale of future royalties	7,190	7,242	8,441	9,281
Research and development support	383	388	388	218
Clinical materials revenue	702	336	1,427	2,170
Total revenues	19,815	9,287	10,928	13,416
Expenses:
Research and development	44,831	38,701	47,243	43,681
General and administrative	9,995	8,652	8,347	9,752
Restructuring charge	1,731	686	870	406
Total expenses	56,557	48,039	56,460	53,839
Loss from operations	(36,742)	(38,752)	(45,532)	(40,423)
Non-cash interest expense on liability related to sale of future royalty	(3,046)	(2,611)	(2,546)	(2,428)
Interest expense on senior convertible notes	(24)	(23)	(23)	(25)
Other (expense) income, net	1,199	(238)	1,294	1,077
Net loss	$(38,613)	$(41,624)	$(46,807)	$(41,799)
Basic and diluted net loss per common share	$(0.30)	$(0.31)	$(0.32)	$(0.28)

	Calendar Year 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per share data)
Revenues:
License and milestone fees	$18,730	$31,080	$79	$29,580
Royalty revenue	—	—	—	—
Non-cash royalty revenue related to the sale of future royalties	7,613	6,439	6,503	7,587
Research and development support	1,478	902	650	452
Clinical materials revenue	678	599	1,248	1,829
Total revenues	28,499	39,020	8,480	39,448
Expenses:
Research and development	32,888	35,319	31,689	39,843
General and administrative	8,119	8,836	7,908	9,048
Restructuring charge	386	—	—	393
Total expenses	41,393	44,155	39,597	49,284
Loss from operations	(12,894)	(5,135)	(31,117)	(9,836)
Non-cash interest expense on liability related to sale of future royalty and convertible senior notes	(3,575)	(3,501)	(3,385)	(3,221)
Interest expense on senior convertible notes	(1,125)	(1,125)	(762)	(28)
Non-cash debt conversion expense	—	—	(22,191)	(724)
Other income, net	249	894	773	691
Net loss	$(17,345)	$(8,867)	$(56,682)	$(13,118)
Basic and diluted net loss per common share	$(0.20)	$(0.10)	$(0.61)	$(0.11)

	Six Month Transition Period
	First Quarter	Second Quarter
	Ended	Ended
	September 30, 2016	December 31, 2016
	(In thousands, except per share data)
Revenues:
License and milestone fees	$76	$5,076
Royalty revenue	—	—
Non-cash royalty revenue related to the sale of future royalties	6,184	6,710
Research and development support	1,354	1,427
Clinical materials revenue	46	633
Total revenues	7,660	13,846
Expenses:
Research and development	32,909	33,657
General and administrative	9,459	8,536
Restructuring charge	4,130	301
Total expenses	46,498	42,494
Loss from operations	(38,838)	(28,648)
Non-cash interest expense on liability related to sale of future royalty and convertible senior notes	(5,018)	(3,647)
Interest expense on senior convertible notes	(1,150)	(1,099)
Other income (expense), net	275	(758)
Net loss	$(44,731)	$(34,152)
Basic and diluted net loss per common share	$(0.51)	$(0.39)

	Fiscal Year 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
	(In thousands, except per share data)
Revenues:
License and milestone fees	$6,070	$10,692	$10,077	$76
Royalty revenue	—	195	—	—
Non-cash royalty revenue related to the sale of future royalties	5,684	6,291	7,380	5,944
Research and development support	772	848	1,059	1,335
Clinical materials revenue	2,325	3	1,198	53
Total revenues	14,851	18,029	19,714	7,408
Expenses:
Research and development	35,132	38,199	36,094	38,652
General and administrative	8,329	8,054	11,235	9,298
Total expenses	43,461	46,253	47,329	47,950
Loss from operations	(28,610)	(28,224)	(27,615)	(40,542)
Non-cash interest expense on liability related to sale of future royalty	(5,143)	(5,059)	(4,972)	(4,956)
Other income (expense), net	13	56	659	(424)
Net loss	$(33,740)	$(33,227)	$(31,928)	$(45,922)
Basic and diluted net loss per common share	$(0.39)	$(0.38)	$(0.37)	$(0.53)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in 2013.

Based on this assessment, management has concluded that, as of December 31, 2018 our internal control over financial reporting is effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2018. This report appears immediately below.

(b)Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ImmunoGen Inc.

Opinion on Internal Control over Financial Reporting

We have audited ImmunoGen, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, ImmunoGen, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the  consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, shareholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2018, the six-month transition period ended December 31, 2016 and the year ended June 30, 2016, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

March 1, 2019

(c)Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None

PART III

The information called for by Part III of Form 10‑K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than April 30, 2019 (120 days after the end of the year covered by this report), except that information required by Item 10 concerning our executive officers appears in Part I, Item 3.1 of this report.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)Financial Statements:

(1) See “Index to Consolidated Financial Statements” at Item 8 of this report. Schedules not included herein are omitted because they are not applicable or the required information appears in the accompanying Consolidated Financial Statements or Notes thereto.

(2)	Exhibit Index follows.

EXHIBIT INDEX

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Organization, as amended		10‑Q	April 30, 2010	3.1
3.1(a)	Articles of Amendment		10‑Q	January 30, 2013	3.1
3.1(b)	Articles of Amendment		10-Q	August 4, 2017	3.1
3.2	Amended and Restated By‑Laws		8‑K	June 20, 2016	3.1
4.1	Article 4 of Restated Articles of Organization, as amended (see Exhibit 3.1)
4.1(a)	Indenture, dated as of June 20, 2016, by and between the Registrant and Wilmington Trust, National Association, as Trustee		8-K	June 20, 2016	4.1
4.2	Form of Common Stock certificate		S‑1	November 15, 1989 (File No. 33‑31219)	4.2
4.2(a)	Form of Note representing the Registrant’s 4.50% Convertible Senior Notes due 2021 (included as Exhibit A to the Indenture filed as Exhibit 4.1(a))
10.1	Leases dated as of December 1, 1986 and June 21, 1988 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and Charles River Biotechnical Services, Inc. (“Lessee”), together with Assignment of Leases dated June 29, 1989 between Lessee and the Registrant		S‑1	September 22, 1989 (File No. 33‑31219)	10.10

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
10.1(a)	First Amendment to Lease dated May 9, 1991 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		S‑1	November 6, 1991 (File No. 33‑43725)	10.10a
10.1(b)	Confirmatory Second Amendment to Lease dated September 17, 1997 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10‑K	September 26, 1997	10.10
10.1(c)	Third Amendment and Partial Termination of Lease dated as of August 8, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10‑K	September 2, 2008	10.1(c)
10.1(d)	Fourth Amendment to Lease dated as of October 3, 2000 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10‑K	September 2, 2008	10.1(d)
10.1(e)	Fifth Amendment to Lease dated as of June 7, 2001 by and between James H. Mitchell, Trustee of New Providence Realty Trust, lessor, and the Registrant		10‑K	September 2, 2008	10.1(e)
10.1(f)	Sixth Amendment to Lease dated as of April 30, 2002 by and between Bobson 333 L.L.C., lessor, and the Registrant		10‑K	September 2, 2008	10.1(f)
10.1(g)	Seventh Amendment to Lease dated as of October 20, 2005 by and between Bobson 333 L.L.C., lessor, and the Registrant		10‑K	September 2, 2008	10.1(g)
10.1(h)	Eighth Amendment to Lease dated as of February 21, 2007 by and between Bobson 333 L.L.C., lessor, and the Registrant		10‑K	September 2, 2008	10.1(h)
10.1(i)	Ninth Amendment to Lease dated as of November 17, 2010 by and between Bobson 333 LLC, lessor, and the Registrant		8‑K	November 18, 2010	10.1
10.1(j)	Tenth Amendment to Lease dated as of June 27, 2018 by and between Bobson Norwood Commercial, LLC and the Registrant		10-Q	August 3, 2018	10.1
10.1(k)	Eleventh Amendment to Lease dated as of February 27, 2019 by and between Bobson Norwood Commercial, LLC and the Registrant	X
10.2	Lease Agreement, dated as of July 27, 2007, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10‑Q	November 7, 2007	10.2
10.2(a)	First Amendment to Lease Agreement dated as of December 9, 2013, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10‑Q	February 5, 2014	10.1
10.2(b)	Second Amendment to Lease Agreement dated as of April 28, 2014, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10‑Q	May 2, 2014	10.1
10.2(c)	Third Amendment to Lease Agreement dated as of December 14, 2015 by and between CRP/King 830 Winter, L.L.C., landlord, and the Registrant		10-Q	February 4, 2016	10.1
10.2(d)	Fourth Amendment to Lease Agreement dated as of April 6, 2018 by and between CRP/King 830 Winter, L.L.C., landlord, and the Registrant		10-Q	May 9, 2018	10.2

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
10.3*	License Agreement dated effective May 2, 2000 by and between the Registrant and Genentech, Inc.		10‑Q	October 31, 2011	10.1
10.3(a)*	Amendment to License Agreement for Anti‑HER2 Antibodies, dated as of May 3, 2006, between the Registrant and Genentech, Inc.		10‑K	August 28, 2006	10.32
10.3(b)*	Amendment to License Agreements made effective as of March 11, 2009, between the Registrant and Genentech, Inc.		10‑Q	May 7, 2009	10.1
10.3(c)	Third Amendment to License Agreement for Anti‑HER2 Antibodies, made effective as of December 18, 2012, between the Registrant and Genentech, Inc.		10‑Q	January 30, 2013	10.11
10.4*	Collaboration and License Agreement dated as of July 30, 2003 by and between the Registrant and sanofi‑aventis U.S. LLC (as successor‑in‑interest to Aventis Pharmaceuticals Inc.)		10‑K	August 28, 2014	10.4
10.4(a)	Amendment No. 1, dated as of August 31, 2006, to the Collaboration and License Agreement between the Registrant and sanofi‑aventis U.S. LLC		10‑Q	October 30, 2014	10.4
10.4(b)	Amendment No. 2, dated as of December 7, 2007, to the Collaboration and License Agreement between the Registrant and sanofi‑aventis U.S. LLC		10‑Q	October 30, 2014	10.5
10.4(c)	Amendment No. 3, dated as of August 31, 2008, to the Collaboration and License Agreement between the Registrant and sanofi‑aventis U.S. LLC		10‑Q	October 30, 2014	10.6
10.4(d)*	Amendment No. 4, dated as of May 26, 2017 to the Collaboration and License Agreement between the Registrant and sanofi-aventis U.S. LLC		10-Q	August 4, 2017	10.2
10.5*	Collaborative Development and License Agreement dated as of July 7, 2006 by and between the Registrant and Biotest AG		10‑Q	November 4, 2016	10.1
10.5(a)*	Amendment No. 1, dated August 23, 2006, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10‑Q	November 4, 2016	10.1
10.5(b)*	Amendment No. 2, dated December 10, 2014, to Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10‑Q	February 5, 2015	10.1
10.5(c)	Amendment No. 3, dated October 26, 2017, to the Collaborative Development and License Agreement by and between the Registrant and Biotest AG		10-Q	November 9, 2017	10.2
10.6*	Development and License Agreement dated as of October 20, 2008 by and between the Registrant and Bayer HealthCare AG		10‑Q	May 9, 2018	10.3
10.7*	Multi‑Target Agreement dated as of October 8, 2010 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10‑Q/A	August 19, 2015	10.2
10.7(a)*	First Amendment, effective as of March 29, 2013, to Multi‑Target Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10‑Q	May 6, 2013	10.1

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
10.8*	Clinical Supply Agreement effective as of December 12, 2010 by and between the Registrant and Società Italiana Corticosteroidi S.r.l. (Sicor)		10‑Q	February 8, 2011	10.1
10.9*	Multi‑Target Agreement dated as of March 20, 2015 by and between the Registrant and Millennium Pharmaceuticals, Inc.		10‑Q	May 8, 2015	10.1
10.10	Sales Agreement dated as of March 3, 2017 between the Registrant and Cowen and Company, LLC		S-3	March 3, 2017 (File No. 333-216438)	1.2
10.11*	Exclusive License and Asset Purchase Agreement dated as of May 23, 2017 by and between the Registrant and Debiopharm International, S.A.		10-Q	August 4, 2017	10.1
10.12*	Collaboration and Option Agreement dated as of August 28, 2017 by and between the Registrant and Jazz Pharmaceuticals Ireland Limited		10-Q	November 9, 2017	10.1
10.13*	Royalty Purchase Agreement dated as of January 8, 2019 among the Registrant, Hurricane, LLC, Immunity Royalty Holdings, L.P., and OMERS IP Healthcare Holdings Limited	X
10.14†	2006 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through November 11, 2014		8‑K	November 13, 2014	10.1
10.14(a)†	Form of Incentive Stock Option Agreement for Executives		S‑8	November 15, 2006	99.4
10.14(b)†	Form of Non‑Qualified Stock Option Agreement for Executives		S‑8	November 15, 2006	99.5
10.14(c)†	Form of Non‑Qualified Stock Option Agreement for Directors		10‑Q	October 29, 2010	10.1
10.14(d)†	Form of Director Deferred Stock Unit Agreement		10‑Q	October 29, 2010	10.1
10.14(e)†	Form of Incentive Stock Option Agreement for all employees (including executives)		10‑K	August 29, 2012	10.14(g)
10.14(f)†	Form of Non‑Qualified Stock Option Agreement for all employees (including executives)		10‑K	August 29, 2012	10.14(h)
10.14(g)†	Form of Non‑Qualified Stock Option Agreement for Directors		10‑K	August 29, 2012	10.14(i)
10.14(h)†	Form of Restricted Stock Agreement for all employees (including executives)		S‑8	November 21, 2012	99.1
10.14(i)†	Form of Incentive Stock Option for all employees (including executives)		8-K	April 26, 2016	10.1
10.14(j)†	Form of Non-Qualified Stock Option Agreement for all employees (including executives)		8-K	April 26, 2016	10.2
10.14(k)†	Form of Performance Based Restricted Stock Agreement dated August 12, 2016		8‑K	August 17, 2016	10.1
10.15†	2016 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through June 13, 2017		8-K	June 16, 2017	10.1
10.15(a)†	Form of Incentive Stock Option Agreement		8-K	December 13, 2016	10.2
10.15(b)†	Form of Non-Qualified Stock Option Agreement for employees		8-K	December 13, 2016	10.3
10.15(c)†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors		8-K	December 13, 2016	10.4

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
10.15(d)†	Form of Deferred Stock Unit Agreement for Non-Employee Directors		8-K	December 13, 2016	10.5
10.15(e)†	Form of Restricted Stock Agreement for employees		10-Q	August 4, 2017	10.3
10.15(f)†	Form of Performance-Based Restricted Stock Agreement dated February 21, 2017 and June 14, 2017		10-Q	August 4, 2017	10.4
10.16†	2018 Employee, Director and Consultant Equity Incentive Plan		8-K	June 22, 2018	10.1
10.16(a)†	Form of Incentive Stock Option Agreement		8-K	June 22, 2018	10.2
10.16(b)†	Form of Non-Qualified Stock Option Agreement for employees		8-K	June 22, 2018	10.3
10.16(c)†	Form of Restricted Stock Unit Agreement		8-K	June 22, 2018	10.4
10.16(d)†	Form of Non-Qualified Option Agreement for Non-Employee Directors		8-K	June 22, 2018	10.5
10.16(e)†	Form of Deferred Stock Unit Agreement for Non-Employee Directors		8-K	June 22, 2018	10.6
10.17†	Employee Stock Purchase Plan		8-K	June 22, 2018	10.7
10.18†	2004 Non‑Employee Director Compensation and Deferred Stock Unit Plan, as amended on September16, 2009		10‑Q	November 4, 2009	10.1
10.19†	Form of Proprietary Information, Inventions and Competition Agreement between the Registrant and each of its executive officers		10‑Q	February 8, 2007	10.15
10.20†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Craig Barrows		10‑Q	May 5, 2017	10.2
10.21†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Anna Berkenblit		10‑Q	May 5, 2017	10.3
10.22†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Mark J. Enyedy		10‑Q	May 5, 2017	10.4
10.23†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Richard J. Gregory		10‑Q	May 5, 2017	10.5
10.24†	Change in Control Severance Agreement dated as of April 23, 2018 between the Registrant and Blaine H. McKee		10‑Q	May 9, 2018	10.5
10.25†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Thomas Ryll		10‑Q	May 5, 2017	10.7
10.26†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Theresa G. Wingrove		10‑Q	May 5, 2015	10.9
10.27†	Compensation Policy for Non-Employee Directors, as amended through March 28, 2018		10-Q	May 9, 2018	10.1
10.28†	Severance Pay Plan for Vice Presidents and Higher, as amended through February 15, 2018		10-K	March 7, 2018	10.30
10.29†	Summary of ImmunoGen Incentive Bonus Plan		8-K	February 20, 2018	10.1
21	Subsidiaries of the Registrant	X
23	Consent of Ernst & Young LLP	X

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10‑K	Form	Filing Date with SEC	Exhibit Number
31.1	Certifications of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	X
32	Certifications of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

Dated:   March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Enyedy Mark J. Enyedy	President, Chief Executive Officer and Director (Principal Executive and Financial Officer)	March 1, 2019

/s/ David G. Foster David G. Foster	Vice President - Finance (Principal Accounting Officer)	March 1, 2019

/s/ Stephen C. McCluski Stephen C. McCluski	Chairman of the Board of Directors	March 1, 2019

/s/ Stuart A. Arbuckle Stuart Arbuckle	Director	March 1, 2019

/s/ Mark Goldberg, M.D. Mark Goldberg, M.D.	Director	March 1, 2019

/s/ Dean J. Mitchell Dean J. Mitchell	Director	March 1, 2019

/s/ Kristine Peterson Kristine Peterson	Director	March 1, 2019

/s/ Richard J. Wallace Richard J. Wallace	Director	March 1, 2019