Form 10-Q
period 2019-03-31
IMMUNOGEN INC
filed 2019-05-07
CIK 855654

987654321`qwer

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	IMGN	NASDAQ Global Select Market

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

    Shares of common stock, par value $.01 per share: 149,530,946 shares outstanding as of April 30, 2019.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

Forward looking statements

This report includes forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts that are not yet determinable. These statements also relate to our future prospects, developments, and business strategies. These forward‑looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms and phrases, including references to assumptions. These statements are contained in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, as well as other sections of this report.

These forward‑looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward‑looking statements. These known and unknown risks, uncertainties, and other factors are described in detail in the “Risk Factors” section and in other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2018. We disclaim any intention or obligation to update or revise any forward‑looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.  Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$270,396	$262,252
Accounts receivable	233	1,701
Unbilled revenue/reimbursement	3,982	617
Contract asset	—	500
Non-cash royalty receivable	8,514	9,249
Inventory	—	—
Prepaid and other current assets	6,710	4,462
Total current assets	289,835	278,781
Property and equipment, net of accumulated depreciation	13,720	12,891
Operating lease right-of-use assets	16,705	—
Other assets	3,665	3,709
Total assets	$323,925	$295,381
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$8,777	$11,365
Accrued compensation	4,423	11,796
Other accrued liabilities	20,629	20,465
Current portion of deferred lease incentive	—	837
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $590 and $753, respectively	24,646	25,880
Current portion of operating lease liability	2,634	—
Current portion of deferred revenue	317	317
Total current liabilities	61,426	70,660
Deferred lease incentive, net of current portion	—	4,675
Deferred revenue, net of current portion	145,693	80,485
Operating lease liability - net of current portion	24,084	—
Convertible 4.5% senior notes, net of deferred financing costs of $32 and $36, respectively	2,068	2,064
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $1,500 and $1,536, respectively	117,785	122,345
Other long-term liabilities	473	4,180
Total liabilities	351,529	284,409
Commitments and contingencies (Note I)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 149,425 and 149,400 shares as of March 31, 2019 and December 31, 2018, respectively	1,494	1,494
Additional paid-in capital	1,197,988	1,192,813
Accumulated deficit	(1,227,086)	(1,183,335)
Total shareholders’ (deficit) equity	(27,604)	10,972
Total liabilities and shareholders’ (deficit) equity	$323,925	$295,381

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended
	March 31,
	2019	2018
Revenues:
License and milestone fees	$79	$11,540
Non-cash royalty revenue related to the sale of future royalties	8,488	7,190
Research and development support	17	383
Clinical materials revenue	—	702
Total revenues	8,584	19,815
Operating expenses:
Research and development	38,893	44,831
General and administrative	10,778	9,995
Restructuring charge	559	1,731
Total operating expenses	50,230	56,557
Loss from operations	(41,646)	(36,742)
Investment income, net	1,422	662
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(3,432)	(3,046)
Interest expense on convertible senior notes	(24)	(24)
Other (expense) income, net	(71)	537
Net loss	$(43,751)	$(38,613)
Basic and diluted net loss per common share	$(0.30)	$(0.30)
Basic and diluted weighted average common shares outstanding	147,813	130,619
Total comprehensive loss	$(43,751)	$(38,613)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2017	132,526	$1,325	$1,009,362	$(1,028,582)	$(17,895)
Transition adjustment for ASC 606	—	—	—	14,090	14,090
Net loss	—	—	—	(38,613)	(38,613)
Issuance of common stock pursuant to the exercise of stock options	421	4	2,255	—	2,259
Stock option and restricted stock compensation expense	—	—	3,746	—	3,746
Directors' deferred share units converted	77	1	(1)	—	—
Directors’ deferred share unit compensation	—	—	102	—	102
Balance at March 31, 2018	133,024	$1,330	$1,015,464	$(1,053,105)	$(36,311)
Net loss	—	—	—	(41,624)	(41,624)
Issuance of common stock pursuant to the exercise of stock options	146	1	558	—	559
Issuance of common stock	15,755	158	162,382	—	162,540
Stock option and restricted stock compensation expense	—	—	3,971	—	3,971
Directors' deferred share units converted	96	1	—	—	1
Directors’ deferred share unit compensation	—	—	54	—	54
Balance at June 30, 2018	149,021	$1,490	$1,182,429	$(1,094,729)	$89,190
Net loss	—	—	—	(46,807)	(46,807)
Issuance of common stock pursuant to the exercise of stock options	28	—	124	—	124
Issuance of common stock	—	—	(28)	—	(28)
Stock option and restricted stock compensation expense	—	—	4,308	—	4,308
Directors’ deferred share unit compensation	—	—	102	—	102
Balance at September 30, 2018	149,049	$1,490	$1,186,935	$(1,141,536)	$46,889
Net loss	—	—	—	(41,799)	(41,799)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	351	4	1,355	—	1,359
Stock option and restricted stock compensation expense	—	—	4,420	—	4,420
Directors’ deferred share unit compensation	—	—	103	—	103
Balance at December 31, 2018	149,400	$1,494	$1,192,813	$(1,183,335)	$10,972
Net loss	—	—	—	(43,751)	(43,751)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	25	—	68	—	68
Stock option and restricted stock compensation expense	—	—	5,007	—	5,007
Directors’ deferred share unit compensation	—	—	100	—	100
Balance at March 31, 2019	149,425	$1,494	$1,197,988	$(1,227,086)	$(27,604)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Three Months Ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(43,751)	$(38,613)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(8,488)	(7,190)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	3,432	3,046
Depreciation and amortization	1,200	2,527
Loss (gain) on sale/disposal of fixed assets and impairment charges	444	(30)
Stock and deferred share unit compensation	5,107	3,847
Deferred rent	—	15
Change in operating assets and liabilities:
Accounts receivable	1,468	2,615
Unbilled revenue/reimbursement	(3,365)	(258)
Inventory	—	670
Contract asset	500	—
Prepaid and other current assets	(2,248)	(2,713)
Operating lease right-of-use assets	348	—
Other assets	44	(884)
Accounts payable	(2,698)	(757)
Accrued compensation	(7,373)	(5,802)
Other accrued liabilities	931	5,447
Deferred revenue	65,208	(11,875)
Operating lease liability	(556)	—
Net cash provided (used) for operating activities	10,203	(49,955)
Cash flows from investing activities:
Purchases of property and equipment	(2,127)	(1,028)
Net cash used for investing activities	(2,127)	(1,028)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	68	2,259
Net cash provided by financing activities	68	2,259
Net change in cash and cash equivalents	8,144	(48,724)
Cash and cash equivalents, beginning of period	262,252	267,107
Cash and cash equivalents, end of period	$270,396	$218,383

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

A.Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody‑drug conjugates, or ADC, therapeutics. The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $43.8 million during the three months ended March 31, 2019, and has an accumulated deficit of approximately $1.2  billion as of March 31, 2019. The Company has primarily funded these losses through payments received from its collaborations and equity and convertible debt financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future.

At March 31, 2019, the Company had $270.4 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources will enable it to meet its operational expenses and capital expenditures for more than twelve months after the date these financial statements are issued.  The Company may raise additional funds through equity or debt financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, and/or clinical projects.

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

B.Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited, ImmunoGen (Bermuda) Ltd., ImmunoGen BioPharma (Ireland) Limited, and Hurricane, LLC. All intercompany transactions and balances have been eliminated. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The December 31, 2018, condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements, but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Subsequent Events

On May 3, 2019, Roche notified the Company that the U.S. Food and Drug Administration approved Kadcyla for adjuvant (after surgery) treatment of people with HER2-positive early breast cancer who have residual invasive disease after neoadjuvant (before surgery) taxane and Herceptin® (trastuzumab)-based treatment, triggering a $5 million regulatory milestone payment to the Company under the license agreement dated as of May 2, 2000, as amended, between Genentech, a member of the Roche Group, and the Company, for a first extended indication.

The Company has evaluated all events or transactions that occurred after March 31, 2019, up through the date the Company issued these financial statements. The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

 Revenue Recognition

The Company enters into licensing and development agreements with collaborators for the development of

ADCs. The terms of these agreements contain multiple deliverables/performance obligations which may include (i) licenses, or options to obtain licenses, to the Company’s ADC technology, (ii) rights to future technological improvements, (iii) research activities to be performed on behalf of the collaborative partner, (iv) delivery of cytotoxic agents, and (v) prior to the decommission of the Company’s Norwood facility in 2018, the manufacture of preclinical or clinical materials for the collaborative partner. Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments for research activities, payments for the manufacture of preclinical or clinical materials, payments based upon the achievement of certain milestones, and royalties on product sales. The Company follows the provisions of Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers (ASC 606) in accounting for these agreements.

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when or as the Company satisfies each performance obligation.

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

As part of the accounting for the arrangement, the Company must develop assumptions that require judgment to determine the selling price for each performance obligation that was identified in the contract, which is discussed in further detail below.

At March 31, 2019, the Company had the following material types of agreements with the parties identified below:

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

Development and Commercialization Licenses

The obligations under a development and commercialization license agreement generally include the license to the Company’s ADC technology with respect to a specified antigen target, and may also include obligations related to rights to future technological improvements, research activities to be performed on behalf of the collaborative partner and, previously, the manufacture of preclinical or clinical materials for the collaborative partner.

Generally, development and commercialization licenses contain non‑refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) prior to the decommissioning of the Company’s Norwood facility in 2018, at the collaborator’s request, manufacture and provide preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones, and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights and/or the presence of comparable competing products. In the case of Sanofi, its licenses are fully-paid and no further milestones or royalties will be received. In the case of Debiopharm, no royalties will be received. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request research, achieve milestones, or become liable for royalty payments.

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

The Company estimates the selling prices of the license and all other performance obligations based on market conditions, similar arrangements entered into by third parties, and entity‑specific factors such as the terms of the Company’s previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s ADC technology, the Company’s pricing practices and pricing objectives, the likelihood that technological improvements will be made, and, if made, will be used by the Company’s collaborators, and the nature of the research services to be performed on behalf of its collaborators and market rates for similar services.

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

Prior to 2019, the Company also provided cytotoxic agents to its collaborators and produced preclinical and clinical materials (drug substance) at negotiated prices generally consistent with what other third parties would charge. The Company recognized revenue on cytotoxic agents and on preclinical and clinical materials when the materials passed all quality testing required for collaborator acceptance and control had transferred to the collaborator. The majority of the Company’s costs to produce these preclinical and clinical materials were fixed and then allocated to each batch based on the number of batches produced during the period.

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

For development and commercialization license agreements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied) in accordance with the royalty recognition constraint. Under the Company’s development and commercialization license agreements, except for the Sanofi and Debiopharm licenses, the Company receives royalty payments based upon its licensees’ net sales of covered products. Generally, under the development and commercialization agreements, the Company receives royalty reports and payments from its licensees approximately one quarter in arrears. The Company estimates the amount of royalty revenue to be recognized based on historical and forecasted sales and/or sales information from its licensees if available.

Collaboration and Option Agreements/Right-to-Test Agreements

The Company’s right-to-test agreements provide collaborators the right to test the Company’s ADC technology for a defined period of time through a research, or right‑to‑test, license. Under both right-to-test agreements and collaboration and option agreements, collaborators may (a) take options, for a defined period of time, to specified targets and (b) upon exercise of those options, secure or “take” licenses to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon the opt-in to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), (iii) at the collaborator’s request, after providing research services at negotiated prices, which are generally consistent with what other third parties would charge, or (iv) some combination of all of these fees.

The accounting for collaboration and option agreements and right-to-test agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered distinct performance obligations if they provide a collaborator with a material right. Factors that are considered in evaluating whether options convey a material right include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the fair value of the licenses, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. As of March 31, 2019, all right-to-test agreements have expired.

If the Company concludes that an option provides the customer a material right, and therefore is a separate performance obligation, the Company then determines the estimated selling prices of the option and all other units of accounting using the following inputs: a) estimated fair value of each program, b) the amount the partner would pay to exercise the option to obtain the license, and c) probability of exercise.

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

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed) and includes unexercised contract options that are considered material rights.  As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $146.0 million. The Company expects to recognize revenue on approximately 19% and 81% of the remaining performance obligations over the next 13 to 60 months, and 61 to 120 months, respectively; however, it does not control when or if any collaborator will exercise its options for, or terminate existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract assets and contract liabilities during the three months ended March 31, 2019 and 2018 (in thousands):

	Balance at			Balance at
Three months ended March 31, 2019	December 31, 2018	Additions	Deductions	End of Period
Contract asset	$500	$—	$(500)	$—
Contract liabilities	$80,802	$65,287	$(79)	$146,010

	Balance at			Balance at
Three months ended March 31, 2018	December 31, 2017	Additions	Deductions	End of Period
Contract asset	$—	$4,041	$—	$4,041
Contract liabilities	$89,967	$—	$(7,834)	$82,133

The Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$79	$11,540
Performance obligations satisfied in previous periods	$—	$—

In accordance with ASC 606, a contract asset of $500,000 was recorded for a probable milestone in 2018, which was subsequently earned and paid during the three months ended March 31, 2019. Also during the three months ended March 31, 2019, $65.2 million was recorded as deferred revenue as a result of a sale of the Company’s residual rights to receive royalty payments on commercial sales of Kadcyla as discussed in Note E, and $79,000 of amortization of deferred revenue was recorded related to numerous collaborators’ rights to technological improvements.

During the three months ended March 31, 2018, a contract asset of $5 million was recorded for a probable milestone which was netted against an approximate $1 million contract liability related to the specific contract. Also during the prior year period, as a result of Takeda not executing a second license it had available, or extending or expanding its right-to-test agreement, the Company recognized $10.9 million of revenue previously deferred, with a net reduction in deferred revenue of $6.9 million due to contract asset and contract liability netting. In addition, $500,000 of the deferred revenue balance at December 31, 2017 was recognized as revenue during the three months ended March 31, 2018 upon completion of the Debiopharm performance obligations, $101,000 of amortization of deferred revenue was recorded related to numerous collaborators’ rights to technological improvements, and $335,000 of revenue was recognized upon shipment of clinical materials to a partner.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government issued securities and high quality, short term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of March 31, 2019 and December 31, 2018. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of March 31, 2019 and December 31, 2018, the Company held $270.4 million and $262.3 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $503,000 and $715,000 of accrued capital expenditures as of March 31, 2019 and December 31, 2018, respectively, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

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

As of March 31, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2019 (in thousands):

Fair Value Measurements at March 31, 2019 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$258,079	$258,079	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short‑term nature. The gross carrying amount and estimated fair value of the convertible 4.5% senior notes (the “Convertible Notes”) was $2.1 million and $1.6 million, respectively, as of March 31, 2019 compared to $2.1 million and $2.8 million as of December 31, 2018. The estimated fair value per $1,000 note on the debt outstanding as of March 31, 2019 decreased compared to December 31, 2018 due primarily to a decrease in the Company’s stock price. The fair value of the Convertible Notes is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in a market which is a Level 2 input for fair value purposes due to the low frequency of trades. There have been no trades since January 2018, so the market value as of March 31, 2019 has been estimated based on the Company’s stock price; this estimate is a Level 3 input.

Unbilled Revenue/Reimbursement

Unbilled revenue/reimbursement substantially represents research funding earned based on actual resources utilized and external expenses incurred under certain of the Company’s collaboration agreements.

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

Leases

Effective January 1, 2019, the Company adopted ASU 2016-2, Leases (Topic 842), the details of which are further discussed in Note H. The Company determines if an arrangement is a lease at inception. Operating leases include right-of-use (“ROU”) assets and operating lease liabilities (current and non-current), which are recorded in the Company’s consolidated balance sheets. Single payment capital leases for equipment that are considered finance leases are included in property and equipment in the Company’s consolidated balance sheets. As these single payment obligations have all been made, there is no related liability recorded.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable. As a number of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate applicable to the Company based on the information available at the commencement date in determining the present value of lease payments. As the Company has no existing or proposed collateralized borrowing arrangements, to determine a reasonable incremental borrowing rate, the Company considers collateral assumptions, the lease term, the Company’s current credit risk profile and rates for existing borrowing arrangements for comparable peer companies. The operating lease ROU assets are netted against any lease incentive and straight-line lease liabilities that have been recorded. The Company accounts for the lease and fixed non-lease components as a single lease component. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury‑stock method for the options and unvested restricted stock and the if-converted method for the Convertible Notes, are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock at end of period	21,528	17,677
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock	1,559	3,436
Shares issuable upon conversion of convertible notes at end of period	501	501
Common stock equivalents under if-converted method for convertible notes	501	501

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti‑dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of March 31, 2019, the Company is authorized to grant future awards under an employee share-based compensation plan, which is the ImmunoGen, Inc. 2018 Employee, Director and Consultant Equity Incentive Plan, or the 2018 Plan. The 2018 Plan provides for the issuance of stock grants, the grant of options and the grant of stock-based Awards for up to 7,500,000 shares of the Company’s common stock, as well as up to 19,500,000 shares of common stock, which represent awards granted under the two previous stock option plans, the ImmunoGen, Inc. 2006 or 2016 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or subsequent to June 20, 2018. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

The stock-based awards are accounted for under ASC Topic 718, “Compensation-Stock Compensation.” Pursuant to Topic 718, the estimated grant date fair value of awards is charged to the statement of operations and comprehensive loss over the requisite service period, which is the vesting period. Such amounts have been reduced by an estimate of forfeitures of all unvested awards. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior among its option recipients. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	Three Months Ended March 31,
	2019	2018
Dividend	None	None
Volatility	73.57%	70.82%
Risk-free interest rate	2.47%	2.70%
Expected life (years)	6.0	6.0

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2019 and 2018 were $3.46 and $10.55 per share, respectively.

A summary of option activity under the Company’s equity plans as of March 31, 2019, and changes during the three month period then ended is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2018	15,564	$10.20
Granted	4,840	5.25
Exercised	(25)	2.73
Forfeited/Canceled	(195)	9.68
Outstanding at March 31, 2019	20,184	$9.03

In 2018, the Company granted 295,200 performance stock options to certain employees that will vest in two equal installments upon the achievement of specified performance goals within the next five years. The Company determined it is not currently probable that these performance goals will be achieved, and therefore, no expense has been recorded to date. The fair value of the performance based options that could be expensed in future periods is $1.7 million.

During the three months ended March 31, 2019, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 25,000 shares of common stock at prices ranging from $2.03 to $3.05 per share. The total proceeds to the Company from these option exercises were $68,000.

A summary of restricted stock and restricted stock unit activity under the Company’s equity plans as of March 31, 2019 and changes during the three month period ended March 31, 2019 is presented below (in thousands):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2018	1,816	$2.87
Awarded	13	—
Vested	(485)	2.52
Forfeited	—	—
Unvested at March 31, 2019	1,344	$2.99

In August 2016, February 2017 and June 2017, the Company granted 117,800, 529,830 and 239,000 shares of restricted common stock with grant date fair values of $3.15, $2.47 and $4.71, respectively, to certain officers of the Company, however, 71,380 of these shares have subsequently been forfeited. These restrictions will lapse in three equal installments upon the achievement of specified performance goals by August 12, 2021. The Company determined it is not currently probable that these performance goals will be achieved, and therefore, no expense has been recorded to date. The fair value of the performance based shares that could be expensed in future periods is $2.6 million.

In June 2018, the Company's Board of Directors, with shareholder approval, adopted the Employee Stock Purchase Plan, or ESPP. An aggregate of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. At March 31, 2019, subscriptions were outstanding for an estimated 242,000 shares at a fair value of approximately $1.63 per share. The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes option-pricing model. The expected volatility used in the fair value calculation was 67.3%, the expected life was .5 years, the expected dividend yield was zero, and the risk-free rate was 2.51%. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period.

Stock compensation expense related to stock options and restricted stock awards granted under the stock plans was $5.0 million and $3.7 million during the three months ended March 31, 2019 and 2018, respectively. Stock compensation expense related to the ESPP was $197,000 for the three months ended March 31, 2019. As of March 31, 2019, the estimated fair value of unvested employee awards, exclusive of performance awards, was $38.8 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two and a half years. Also included in stock compensation expense for the three months ended March 31, 2019 and 2018 is expense recorded for directors’ deferred share units, the details of which are discussed in Note F.

Segment Information

During the three months ended March 31, 2019, the Company continued to operate in one operating segment, which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three months ended March 31, 2019 and 2018 are included in the following table:

	Three Months Ended
	March 31,
Collaborative Partner:	2019	2018
Roche	99%	37%
Takeda	—%	56%

There were no other customers of the Company with significant revenues in the three months ended March 31, 2019 and 2018.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) in order to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

In accordance with the transition method provided by ASC Update No. 2018-11, Leases (Topic 842): Targeted Improvements, the Company adopted and initially applied the new leasing rules on January 1, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods presented are in accordance with the previous lease guidance (ASC 840). See Note H for further discussion and impact of adoption.

The Company elected several of the available practical expedients, which are also outlined in Note H. The standard had a material impact to the Company’s consolidated balance sheets, but did not have an impact to the consolidated statement of operations. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases, which consist entirely of single payment obligations made for equipment, remained substantially unchanged.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The Company adopted the standard on January 1, 2019, and it did not have a material effect on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions, and forecasts. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASU is on a modified retrospective basis. The Company does not expect this guidance to have a material impact on its financial statements.

No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

C.       Agreements

Significant Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a unit of Roche, an exclusive license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan and numerous other countries. The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $8.5 million and $7.2 million of non-cash royalties on net sales of Kadcyla were recorded and included in non-cash royalty revenue for the three months ended March 31, 2019 and 2018. Kadcyla sales occurring after January 1, 2015 were covered by a royalty purchase agreement whereby the associated cash, except for a residual tail, was remitted to Immunity Royalty Holdings, L.P, or IRH. In January 2019, the Company sold its residual tail to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million, as discussed further in Note E. Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on.

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

Debiopharm

In May 2017, Debiopharm acquired the Company’s IMGN529 program, a clinical-stage anti-CD37 ADC for the treatment of patients with B-cell malignancies.  Under the terms of the Exclusive License and Asset Purchase agreement, the Company received a $25 million upfront payment for specified assets related to IMGN529 and a paid-up license to the Company’s ADC technology. Upon substantial completion of the transfer of the Company’s technologies related to the program (technology transfer) in the fourth quarter of 2017, the Company achieved a $5 million milestone, $4.5 million of which was received in December 2017 and the balance in January 2018 upon delivery of the final materials related to the transfer. Accordingly, $500,000 was recorded as license and milestone fee revenue in the three months ended March 31, 2018. In addition, the Company is eligible for a second success-based milestone payment of $25 million upon IMGN529 entering a Phase 3 clinical trial. The milestone payment will be significantly reduced if a Phase 3 trial using the Company’s technology but not the IMGN529 antibody commences prior to IMGN529 entering a Phase 3 trial. The Company does not believe this scenario is likely to occur.

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements, to the consolidated financial statements included within the Company’s 2018 Annual Report on Form 10-K.

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

The remaining $2.1 million of Convertible Notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $24,000 of interest expense in each of the three months ended March 31, 2019 and 2018, respectively. The Convertible Notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equal to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest.

E.       Liability Related to Sale of Future Royalties

In 2015, IRH purchased the right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to December 31, 2014, arising under the Company’s development and commercialization license with Genentech, until IRH had received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. Once the applicable threshold was met, if ever, the Company would thereafter have received 85% and IRH would have received 15% of the Kadcyla royalties for the remaining royalty term. At consummation of the transaction, the Company received cash proceeds of $200 million. As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented net of the liability in the accompanying consolidated balance sheet and will be amortized to interest expense over the estimated life of the royalty purchase agreement. Although the Company sold its rights to receive royalties from the sales of Kadcyla, as a result of its then ongoing involvement in the cash flows related to these royalties at the time, the Company will continue to account for these royalties as revenue and recorded the $200 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that will be amortized using the interest method over the estimated life of the royalty purchase agreement.

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million (amount is net of $1.5 million in contingent broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as long-term deferred revenue and will be amortized as the cash related to the residual rights is received using the units of revenue approach. During the quarter ended March 31, 2019, the Company did not receive any royalties related to the residual rights, therefore, no revenue was recognized. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company will continue to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the three-month period ended March 31, 2019 (in thousands):

Three Months Ended
March 31, 2019
Liability related to sale of future royalties, net — beginning balance	$148,225
Kadcyla royalty payments received and paid	(9,222)
Non-cash interest expense recognized	3,428
Liability related to sale of future royalties, net — ending balance	$142,431

As royalties are remitted to OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the underlying license agreement with Genentech covering Kadcyla. The sum of these amounts less the $200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense results in an effective annual interest rate of 8.2%, and a current effective interest rate of 8.6% as of March 31, 2019. The Company periodically assesses the estimated royalty payments to OMERS and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

In addition, the royalty purchase agreement grants OMERS the right to receive certain reports and other information relating to the royalties and contains other representations and warranties, covenants, and indemnification obligations that are customary for a transaction of this nature.

F.       Capital Stock

2001 Non-Employee Director Stock Plan

During the three months ended March 31, 2018, the Company recorded $26,000 in expense related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan. A market value of $72,000 for the stock units was paid to a retiring director in June 2018, effectively terminating the plan.

Compensation Policy for Non-Employee Directors

During the three months ended March 31, 2019 and 2018, the Company recorded $100,000 and $102,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors.

Pursuant to the Compensation Policy for Non-Employee Directors, the redemption amount of deferred share units issued will be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board. In February 2018 and June 2018, the Company issued retiring directors 77,012 and 95,497 shares of common stock of the Company to settle outstanding deferred share units. Annual retainers vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date. The number of deferred share units awarded is fixed per the plan on the date of the award. All unvested deferred stock awards will automatically vest immediately prior to the occurrence of a change of control.

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive a fixed number of stock options on the date of the annual meeting of shareholders. These options vest quarterly over approximately one year from the date of grant. Any new directors will receive a pro-rated award, depending on their date of election to the Board. The directors received a total of 128,000 and 80,000 options in June 2018 and 2017, respectively, and the related compensation expense for the three months ended March 31, 2019 and 2018 is included in the amounts discussed in the “Stock-Based Compensation” section of Note B above.

G.       Restructuring Charges

In February 2018, following an in-depth review of manufacturing and quality operations, the Board of Directors authorized management to implement a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for the Company’s development programs. The implementation of this new operating model led to the ramp-down of manufacturing and quality activities at the Norwood, Massachusetts facility by the end of 2018, and a full decommissioning of the facility in February 2019. Implementation of the new operating model resulted in the separation of 22 employees. Communication of the plan to the affected employees was substantially completed on February 8, 2018.

In connection with the implementation of the new operating model, the Company recorded a one-time charge of $1.2 million for severance related to a pre-existing plan in the three months ended March 31, 2018. Additional expense was recorded for retention benefits over the remaining service period of the related employees, which totaled $384,000 for the three months ended March 31, 2018, all of which was paid out by the end of 2018. Additionally, certain options held by the employees to be separated were modified to extend the exercise period, resulting in a stock compensation charge of $157,000 in the three months ended March 31, 2018. Cash payments related to severance will be substantially paid out by the end of the second quarter of 2019.

A summary of activity against the restructuring charge related to the employee terminations is as follows:

Employee
Termination
Benefits Costs
Balance December 31, 2018	$841
Payments during the period	(624)
Balance March 31, 2019	$217

As a result of a workforce reduction in September 2016, the Company began seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in 2016. During the three months ended March 31, 2019, the Company recorded a $559,000 impairment charge related to this lease, which represents the remaining balance of the right to use asset as the likelihood of finding a sub-lessor has diminished significantly as the lease approaches termination. No such charges were recorded in the prior year period.

H.       Leases

The Company currently has the following two real estate leases: (i) an agreement with CRP/King 830 Winter L.L.C. for the rental of approximately 120,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount; and (ii) an agreement with PDM 930 Unit, LLC for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, MA through August 31, 2021. The Company is required to pay certain operating expenses for the leased premises based on its pro-rata share of such expenses for the entire rentable space of the building. The Company is actively seeking to sub-lease this space. The Company ended its lease and vacated its manufacturing and office space at 333 Providence Highway, Norwood, MA in February 2019 pursuant to the restructuring plan described previously.

In addition to the two real estate leases noted above, the Company currently has a lease agreement through November 2023 for the rental of copier equipment.

During the first quarter of 2019, the Company adopted the new lease standard by recognizing and measuring leases existing at, or entered into after, January 1, 2019. In accordance with the transition method provided by ASC Update No. 2018-11, Leases (Topic 842): Targeted Improvements, the Company adopted and initially applied the new leasing rules on January 1, 2019, rather than at the earliest comparative period presented in the financial statements. Therefore, prior periods presented are in accordance with the previous lease guidance (ASC 840). As permitted by the new lease standard, the Company elected to apply the following practical expedients to the entire lease portfolio: (i) not to reassess whether any expired or existing contracts are or contain leases or the classification of any expired or existing leases; (ii) not to apply the recognition requirements to short-term leases; and, (iii) not to separate fixed nonlease components from associated lease components for the underlying assets.

Upon adoption, a ROU asset of $17.6 million and a lease liability of $27.3 million were recorded and are identified separately in the Company’s consolidated balance sheets for the existing operating leases. There was no impact to the consolidated statements of operations. Upon adoption, the amount of the ROU assets recorded was offset by the applicable unamortized lease incentive and straight-line lease liability balances of $9.7 million, therefore, there was no impact to accumulated deficit. There were no initial direct costs related to the leases to consider. The Company’s operating lease liabilities related to its real estate lease agreements were calculated using a collateralized incremental borrowing rate. The Company’s operating lease liability related to its equipment lease was calculated using an implicit rate provided in the lease. The weighted average discount rate for the operating lease liability is approximately 11%. A 100 basis point change in the incremental borrowing rate would result in less than a $1 million impact to the ROU assets and liabilities recorded. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term, which for the three months ended March 31, 2019 and 2018 was $1.1 million and $1.4 million, respectively, and is included in operating expenses in the consolidated income statements. Cash paid against operating lease liabilities during the three months ended March 31, 2019 was $1.3 million. As of March 31, 2019, the Company’s ROU assets and lease liabilities for operating leases totaled $16.7 million and $26.7 million, respectively, and the weighted average remaining term of the operating leases is approximately seven years.

The Company’s finance leases consist entirely of single payment obligations that have been made for equipment. The related asset balances, net of accumulated amortization, of $1.5 million and $595,000 as of March 31, 2019 and December 31, 2018, respectively, are included in property and equipment in the consolidated balance sheets. Amortization expense of $64,000 and $46,000 for the three months ended March 31, 2019 and 2018, respectively, is included in operating expenses in the consolidated income statements. There are no obligations under finance leases as of March 31, 2019, as all of the finance leases were single payment obligations which have all been made.

The maturities of operating lease liabilities discussed above are as follows (in thousands):

2019 (nine months remaining)	$4,033
2020	5,485
2021	5,324
2022	5,389
2023	5,510
Thereafter	12,336
Total lease payments	38,077
Less imputed interest	(11,359)
Total lease liabilities	$26,718

In addition to the amounts in the table above, the Company is also responsible for variable operating costs and real estate taxes approximating $3.0 million per year through March 2026.

I.       Commitments and Contingencies

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of March 31, 2019, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $80.0 million.

Manufacturing Commitments

As of March 31, 2019, the Company has noncancelable obligations under agreements related to in-process and future manufacturing of cytotoxic agents required for clinical supply of the Company’s product candidates totaling $1.4 million, all of which will be paid in 2019.

Additionally, in 2018, the Company executed a commercial agreement with one of its manufacturers for future production of antibody through calendar 2022. Pursuant to the agreement, the Company’s noncancelable commitment is approximately €28 million at March 31, 2019. The Company is currently renegotiating this agreement to reduce the number of committed antibody batches for an agreed-upon exit fee.

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

We have established a leadership position in ADCs with a robust portfolio and a productive platform that has generated differentiated candidates for cancer treatment. Our proprietary portfolio is led by mirvetuximab soravtansine, a first-in-class ADC targeting folate-receptor alpha, or FRα.  In late 2016, we initiated a Phase 3 registration trial, FORWARD I, with mirvetuximab for use as single-agent therapy to treat patients with platinum-resistant ovarian cancer whose tumors express medium or high levels of FRα and who have received up to three prior treatment regimens. The primary endpoint for FORWARD I was progression-free survival (PFS), measured in the entire study population (patients with medium or high levels of FRα) and, separately, in patients with high FRα expression. We completed enrollment in FORWARD I in April of 2018 and announced top-line results on March 1, 2019. FORWARD I did not meet its PFS primary endpoint in either the entire study population or patients with high FRα expression.

We have subsequently undertaken a comprehensive analysis of the data from FORWARD I and have identified a consistent efficacy signal across a range of parameters in the pre-specified subset of patients with high FRα expression. Specifically, in comparison to chemotherapy, higher response rates, more durable responses, and longer progression-free and overall survival were observed in the high FRα patients treated with mirvetuximab.  Based on this analysis and input from clinical and regulatory advisors, we will be meeting with the Food and Drug Administration (FDA) in the second quarter of 2019 to discuss a potential path to registration for mirvetuximab as a monotherapy in platinum resistant ovarian cancer.

Mirvetuximab is also being assessed in multiple combinations in FORWARD II, a Phase 1b/2 study of the agent in combination with Avastin® (bevacizumab) or Keytruda® (pembrolizumab) in patients with FRα-positive platinum-resistant ovarian cancer, as well as a triplet combination of mirvetuximab plus carboplatin and bevacizumab in patients with recurrent platinum-sensitive ovarian cancer. With the FORWARD II trial, we aim to expand the market opportunity for mirvetuximab into earlier lines of ovarian cancer. In 2018, we presented combination data from more than 100 patients, beginning with data from the dose-escalation FORWARD II cohort evaluating mirvetuximab in combination with pembrolizumab at the Society of Gynecologic Oncology (SGO) Annual Meeting, which demonstrated encouraging efficacy and favorable tolerability in patients with platinum-resistant ovarian cancer. Based on these data, we enrolled an additional 35 patients with medium or high FRα expression levels in an expansion cohort in the FORWARD II study  Findings from the combined dose escalation and expansion cohorts were presented at the 2018 European Society for Medical Oncology (ESMO) Congress in October and confirmed the safety of the combination and the activity of mirvetuximab in heavily pretreated ovarian cancer patients in terms of response rate with a trend towards improved duration of response with the addition of pembrolizumab.

We also reported updated data from the FORWARD II dose-escalation cohort evaluating mirvetuximab in combination with carboplatin in patients with recurrent platinum-sensitive ovarian cancer. The updated data demonstrated a favorable safety profile along with an increased response rate and more durable benefit after longer-term follow up. In June 2018, we presented data from the FORWARD II expansion cohort evaluating mirvetuximab in combination with bevacizumab at the American Society of Clinical Oncology (ASCO) Annual Meeting, which demonstrated anti-tumor activity with durable responses and favorable tolerability in patients with platinum-resistant ovarian cancer. Taken together, findings from these doublets supported the initiation of the ongoing FORWARD II cohort assessing a triplet combination of mirvetuximab plus carboplatin and bevacizumab in patients with recurrent platinum-sensitive ovarian cancer. We completed enrollment of the triplet in late 2018 and expect to report data from this cohort in 2019. We plan to present mature data from the doublet cohort of mirvetuximab in combination with bevacizumab at the ASCO 2019 meeting.

We have built a productive platform that continues to generate innovative and proprietary ADCs, including IMGN632, our CD123-targeting product candidate in clinical trials for patients with acute myeloid leukemia (AML) and blastic plasmacytoid dendritic cell neoplasm (BPDCN), and IMGN779, our CD33-targeting product candidate in clinical trials for patients with AML. Initial data from the Phase 1 study of IMGN632 in patients with relapsed or refractory adult AML and BPDCN were presented at the American Society of Hematology (ASH) Annual Meeting in December 2018. IMGN632 demonstrated anti-leukemic activity across all dose levels tested and a tolerable safety profile at doses up to 0.3 mg/kg. Enrollment in expansion cohorts is ongoing to identify the recommended Phase 2 dose and schedule for both AML and BPDCN. Updated data from the IMGN779 Phase 1 dose finding study in AML patients were also presented at ASH; these data show that IMGN779 continues to display a tolerable safety profile with repeat dosing across a wide range of doses explored in patients with relapsed AML, with anti-leukemic activity seen at doses ≥ 0.39 mg/kg in both schedules. Enrollment is ongoing to identify the recommended Phase 2 dose and schedule.

In August 2017, we announced a strategic collaboration and option agreement with Jazz, to develop and co-commercialize ADCs. Jazz has exclusive worldwide rights to opt into development and commercialization of IMGN779, IMGN632, and a third program to be named later from our early-stage pipeline.

We transitioned our newest candidate, IMGC936, into development in 2018 in collaboration with MacroGenics.  IMGC936 is a first-in-class ADC targeting ADAM9, an enzyme overexpressed in a range of solid tumors and implicated in tumor progression and metastasis. This ADC incorporates a number of innovations, including antibody engineering to extend half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker for improved stability and bystander activity. We reported encouraging preclinical safety and activity data from this program at the American Association of Cancer Research (AACR) meeting and expect to file an IND for IMGC936 before the end of 2019.

Over the last 38 years, ImmunoGen has assembled the most comprehensive “tool box” in the ADC field. Our platform technology combines advanced chemistry and biochemistry with innovative approaches to antibody optimization, with a focus on increasing the diversity and potency of our payload agents, advancing antibody-payload linkage and release technologies, and integrating novel approaches to antibody engineering. Combined with the accumulated experience of our research team, these capabilities have enabled us to generate a pipeline of novel candidates optimized for individual tumor types with potent anti-tumor activity and tolerable safety profiles that we can develop as monotherapies and in combination with existing and novel therapies.

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

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of March 31, 2019, we had $270.4 million in cash and cash equivalents compared to $262.3 million as of December 31, 2018.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our collaborative agreements, clinical trial accruals and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

We adopted ASC 842 using the transition method provided by ASC Update No. 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, we initially applied the new leasing rules on January 1, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods presented will be in accordance with previous guidance issued under ASC 840. The adoption of ASC 842 represents a change in accounting principle that will increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet, including those previously classified as operating leases under ASC 840, and disclosing key information about leasing arrangements. Refer to Note B to the consolidated financial statements for further discussion on this change. There were no other significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2019 and 2018

Revenues

Our total revenues for the three months ended March 31, 2019 and 2018 were $8.6 million and $19.8 million, respectively. The $11.2 million decrease in revenues in the three months ended March 31, 2019 from the same period in the prior year is primarily attributable to a decrease in license and milestone fee revenue, which is discussed further below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year. License and milestone fee revenue was $79,000 and $11.5 million for the three months ended March 31, 2019 and 2018, respectively. Included in license and milestone fees for the prior period is $10.9 million of previously deferred license revenue earned upon the expiration of the right to execute a license or extend the research term specified under the right-to-test agreement with Takeda and a $500,000 payment received in January 2018 related to the completed technology transfer of IMGN529 to Debiopharm.

Deferred revenue of $146.0 million as of March 31, 2019 includes a $75 million upfront payment related to the license options granted to Jazz in August 2017 and $65.2 million related to the sale of our residual rights to receive royalty payments on commercial sales of Kadcyla, with the remainder of the balance primarily representing consideration received from our collaborators pursuant to our license agreements which we have yet to earn pursuant to our revenue recognition policy.

Royalty revenue

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with ASC 606, however, we record an estimate of the amount of royalties earned on Kadcyla sales within the period. Consistent with this policy, we recorded $8.5 million and $7.2 million of non-cash royalties on net sales of Kadcyla for the three‑month periods ended March 31, 2019 and 2018, respectively. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash was remitted to Immunity Royalty Holdings, L.P., subject to a residual cap. In January 2019, we sold our residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million (amount is net of $1.5 million of contingent broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, thereby obtaining the rights to 100% of the royalties received from that date on. See further details regarding the royalty obligation in Note E of the Consolidated Financial Statements.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to requests we receive from collaborators for research and development work under our agreements with them. As such, the amount of these fees may vary widely from quarter to quarter and year to year. Research and development support revenue was $17,000 for the three months ended March 31, 2019 compared with $383,000 for the three months ended March 31, 2018.

Clinical materials revenue

Clinical materials revenue was $702,000 for the three months ended March 31, 2018.  We decommissioned our manufacturing facility in 2018 and no longer produce preclinical and clinical materials on behalf of our collaborators.

Research and Development Expenses

Our research and development expenses relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes, and (iv) external manufacturing operations, and prior to 2019, internal manufacturing operations, which also included raw materials.

Research and development expense for the three months ended March 31, 2019 decreased $5.9 million to $38.9 million from $44.8 million for the three months ended March 31, 2018, due primarily to decreased clinical trial costs primarily related to the FORWARD I Phase 3 study and to decreased manufacturing costs related to the decommissioning of our Norwood facility in 2018. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended March 31,
Research and Development Expense	2019	2018
Research	$6,338	$6,063
Preclinical and Clinical Testing	21,099	24,800
Process and Product Development	2,926	2,759
Manufacturing Operations	8,530	11,209
Total Research and Development Expense	$38,893	$44,831

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facility expenses, and lab supplies. Research expenses for the three months ended March 31, 2019 increased $275,000 compared to the three months ended March 31, 2018. This increase is principally due to an increase in salaries and related expenses driven by a marginal increase in headcount and inflation on wages and benefits.

Preclinical and Clinical Testing

 Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2019 decreased $3.7 million to $21.1 million compared to $24.8 million for the three months ended March 31, 2018. This decrease is primarily the result of lower clinical trial costs principally driven by greater FORWARD I activity in the prior period, and a higher credit recorded against IMGN779, IMGN632, and IMGC936 development costs in the current period compared to the prior period resulting from cost-sharing with Jazz and MacroGenics pursuant to our respective collaboration agreements. Partially offsetting these decreases, contract services increased due to substantially greater activity related to our mirvetuximab soravtansine and IMGC936 programs in the current period. Salaries and related expenses also increased due to greater stock compensation expense and a marginal increase in headcount and inflation on wages and benefits.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services, and facility expenses. For the three months ended March 31, 2019, total process and product development expenses increased $167,000 compared to the three months ended March 31, 2018. This increase is principally due to increases in contract services and salaries and related expenses, partially offset by a  higher credit recorded against IMGN779, IMGN632, and IMGC936 development costs in the current period compared to the prior period resulting from cost-sharing with Jazz and MacroGenics.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, quality control and quality assurance activities, and costs to support the operation and maintenance of our drug substance manufacturing facility, which we decommissioned in 2018 and effectively exited in February 2019. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended March 31, 2019, manufacturing operations expense decreased $2.7 million to $8.5 million compared to $11.2 million in the same period last year. This decrease is principally the result of lower facilities and salaries and related expenses, as well as lower cost of clinical materials sold on behalf of our collaborators, resulting from the closure of our manufacturing facility. Additionally, in the prior period, depreciation expense was significantly higher related to accelerated amortization of the manufacturing facility’s leasehold improvements.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 increased $783,000 compared to the same period last year. This increase is primarily due to increases in stock-based compensation and severance expense, partially offset by lower contract services.

Restructuring Charge

In February 2018, following an in-depth review of manufacturing and quality operations, the Board of Directors authorized management to implement a new operating model that will rely on external manufacturing and quality testing for drug substance and drug product for our development programs. The implementation of this new operating model led to the ramp-down of manufacturing and quality activities at the Norwood, Massachusetts facility by the end of 2018, with a full decommissioning of the facility in February 2019. Implementation of the new operating model resulted in the separation of 22 employees. Communication of the plan to the affected employees was substantially completed on February 8, 2018.

In connection with the implementation of the new operating model, we recorded a one-time charge of $1.2 million for severance related to a pre-existing plan in the first quarter of 2018.  Additional expense was recorded for retention benefits over the remaining service period of the related employees, which totaled $384,000 for the three months ended March 31, 2018, all of which was paid out by the end of 2018. Additionally, certain options held by the employees to be separated were modified to extend the exercise period, resulting in a stock compensation charge of $157,000 in the first quarter. Cash payments related to severance will be substantially paid out by the end of the second quarter of 2019.

As a result of a workforce reduction in September 2016, the Company began seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in 2016. During the three months ended March 31, 2019, the Company recorded $559,000 of impairment charges related to this lease, which represents the remaining balance of the right to use asset as the likelihood of finding a sub-lessor has diminished significantly as the lease approaches termination.  No such charges were recorded in the prior year period.

Investment Income, net

Investment income for the three months ended March 31, 2019 and 2018 was $1.4 million and $662,000, respectively. The increase in the current period is due to a greater average cash balance driven largely by $162.5 million of net proceeds generated from a public offering of common stock in June 2018 and $65.2 million of net proceeds generated from the sale of our residual rights to Kadcyla royalty payments in January 2019.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. Once the applicable threshold was met, if ever, the Company would thereafter have received 85% and IRH would have received 15% of the Kadcyla royalties for the remaining royalty term. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold as described above. As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the three months ended March 31, 2019 and 2018, we recorded $3.4 million and $3.0 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 8.6%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other (Expense) Income, net

Other (expense) income, net for the three months ended March 31, 2019 and 2018 was ($71,000) and $537,000, respectively. These amounts were primarily foreign currency exchange gains and losses related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill those obligations during the three months ended March 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

(amounts in tables in thousands)

	As of
	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$270,396	$262,252
Working capital	228,409	208,121
Shareholders’ (deficit) equity	(27,604)	10,972

	Three Months Ended March 31,
	2019	2018
Cash provided (used) for operating activities	$10,203	$(49,955)
Cash used for investing activities	(2,127)	(1,028)
Cash provided by financing activities	68	2,259

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in public markets and payments from our collaborators, including license fees, milestones, research funding, and royalties. We have also monetized our rights to receive royalties on Kadcyla for up-front consideration. As of March 31, 2019, we had $270.4 million in cash and cash equivalents. Net cash provided from (used for) operations was $10.2 million and ($50.0) million for the three months ended March 31, 2019 and 2018, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, with the current period benefiting from $65.2 million of net proceeds from the sale of our residual rights to royalty payments on net sales of Kadcyla.

Net cash used for investing activities was $2.1 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment.

Net cash provided by financing activities was $68,000 and $2.3 million for the three months ended March 31, 2019 and 2018, respectively, generated by proceeds from the exercise of approximately 25,000 and 421,000 stock options, respectively.

We anticipate that our current capital resources will enable us to meet our operational expenses and capital expenditures for more than twelve months after the date of this report.  We may raise additional funds through equity and debt financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. We cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may elect or be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects. Additionally, we are reviewing our 2019 operating plan to determine what measures will be taken to further extend our cash position.

Contractual Obligations

In 2018, we executed a commercial agreement with one of our manufacturers for future production of antibody through calendar 2022. Pursuant to the agreement, our noncancelable commitment is approximately €28 million at March 31, 2019. We are currently renegotiating this agreement to reduce the number of committed antibody batches for an agreed-upon exit fee.

 There have been no other material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2018. Since then there have been no material changes to our market risks or to our management of such risks.

ITEM 4.     Controls and Procedures

(a)Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive and financial officer has concluded that, as of the end of such period, our disclosure controls and procedures were adequate and effective.

(b)Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.   Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition, or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the factors disclosed in our 2018 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 5.  Other Information

None

ITEM 6.      Exhibits

Exhibit No.		Description

10.1		Form of Performance-Based Restricted Stock Agreement dated April 3, 2019
31.1		Certification of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

†Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: May 7, 2019	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)