Form 10-Q
period 2019-06-30
ImmunoGen, Inc.
filed 2019-08-07
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share: 149,884,816 shares outstanding as of July 31, 2019.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

Item		Page Number
	Part I
	Financial Information
1.	Financial Statements (Unaudited)	2

1a.	Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	2

1b.	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018	3

1c.	Consolidated Statements of Shareholders’ (Deficit) Equity for the three months ended March 31 and June 30, 2019 and three months ended March 31, June 30, September 30 and December 31, 2018	4

1d.	Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018	5

1e.	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

3.	Quantitative and Qualitative Disclosures about Market Risk	34

4.	Controls and Procedures	34

	Part II
	Other Information
1A.	Risk Factors	34

5.	Other Information	34

6.	Exhibits	35

	Signatures	36

Forward looking statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts that are not yet determinable. These statements also relate to our future prospects, developments, and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms and phrases, including references to assumptions. These statements are contained in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, as well as other sections of this report.

These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties, and other factors are described in detail in the “Risk Factors” section and in other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2018. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$239,825	$262,252
Accounts receivable	—	1,701
Unbilled revenue/reimbursement	2,474	617
Contract asset	—	500
Non-cash royalty receivable	10,430	9,249
Prepaid and other current assets	6,649	4,462
Total current assets	259,378	278,781
Property and equipment, net of accumulated depreciation	10,052	12,891
Operating lease right-of-use assets	16,389	—
Other assets	1,850	3,709
Total assets	$287,669	$295,381
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$7,809	$11,365
Accrued compensation	19,564	11,796
Other accrued liabilities	14,681	20,465
Current portion of deferred lease incentive	—	837
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $715 and $753, respectively	29,484	25,880
Current portion of operating lease liability	2,761	—
Current portion of deferred revenue	317	317
Total current liabilities	74,616	70,660
Deferred lease incentive, net of current portion	—	4,675
Deferred revenue, net of current portion	145,614	80,485
Operating lease liability - net of current portion	23,334	—
Convertible 4.5% senior notes, net of deferred financing costs of $29 and $36, respectively	2,071	2,064
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $1,175 and $1,536, respectively	108,265	122,345
Other long-term liabilities	1,943	4,180
Total liabilities	355,843	284,409
Commitments and contingencies (Note I)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 149,885 and 149,400 shares as of June 30, 2019 and December 31, 2018, respectively	1,498	1,494
Additional paid-in capital	1,200,860	1,192,813
Accumulated deficit	(1,270,532)	(1,183,335)
Total shareholders’ (deficit) equity	(68,174)	10,972
Total liabilities and shareholders’ (deficit) equity	$287,669	$295,381

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
License and milestone fees	$5,079	$1,321	$5,158	$12,861
Non-cash royalty revenue related to the sale of future royalties	10,412	7,242	18,900	14,432
Research and development support	51	388	68	771
Clinical materials revenue	—	336	—	1,038
Total revenues	15,542	9,287	24,126	29,102
Operating expenses:
Research and development	28,559	38,701	67,452	83,532
General and administrative	8,700	8,652	19,478	18,647
Restructuring charge	19,342	686	19,901	2,417
Total operating expenses	56,601	48,039	106,831	104,596
Loss from operations	(41,059)	(38,752)	(82,705)	(75,494)
Investment income, net	1,287	814	2,709	1,476
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(3,818)	(2,611)	(7,250)	(5,657)
Interest expense on convertible senior notes	(23)	(23)	(47)	(47)
Other income (expense), net	167	(1,052)	96	(515)
Net loss	$(43,446)	$(41,624)	$(87,197)	$(80,237)
Basic and diluted net loss per common share	$(0.29)	$(0.31)	$(0.59)	$(0.61)
Basic and diluted weighted average common shares outstanding	148,129	134,384	147,972	132,512
Total comprehensive loss	$(43,446)	$(41,624)	$(87,197)	$(80,237)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2017	132,526	$1,325	$1,009,362	$(1,028,582)	$(17,895)
Transition adjustment for ASC 606	—	—	—	14,090	14,090
Net loss	—	—	—	(38,613)	(38,613)
Issuance of common stock pursuant to the exercise of stock options	421	4	2,255	—	2,259
Stock option and restricted stock compensation expense	—	—	3,746	—	3,746
Directors' deferred share units converted	77	1	(1)	—	—
Directors’ deferred share unit compensation	—	—	102	—	102
Balance at March 31, 2018	133,024	$1,330	$1,015,464	$(1,053,105)	$(36,311)
Net loss	—	—	—	(41,624)	(41,624)
Issuance of common stock pursuant to the exercise of stock options	146	1	558	—	559
Issuance of common stock	15,755	158	162,382	—	162,540
Stock option and restricted stock compensation expense	—	—	3,971	—	3,971
Directors' deferred share units converted	96	1	—	—	1
Directors’ deferred share unit compensation	—	—	54	—	54
Balance at June 30, 2018	149,021	$1,490	$1,182,429	$(1,094,729)	$89,190
Net loss	—	—	—	(46,807)	(46,807)
Issuance of common stock pursuant to the exercise of stock options	28	—	124	—	124
Issuance of common stock	—	—	(28)	—	(28)
Stock option and restricted stock compensation expense	—	—	4,308	—	4,308
Directors’ deferred share unit compensation	—	—	102	—	102
Balance at September 30, 2018	149,049	$1,490	$1,186,935	$(1,141,536)	$46,889
Net loss	—	—	—	(41,799)	(41,799)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	351	4	1,355	—	1,359
Stock option and restricted stock compensation expense	—	—	4,420	—	4,420
Directors’ deferred share unit compensation	—	—	103	—	103
Balance at December 31, 2018	149,400	$1,494	$1,192,813	$(1,183,335)	$10,972
Net loss	—	—	—	(43,751)	(43,751)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	25	—	68	—	68
Stock option and restricted stock compensation expense	—	—	5,007	—	5,007
Directors’ deferred share unit compensation	—	—	100	—	100
Balance at March 31, 2019	149,425	$1,494	$1,197,988	$(1,227,086)	$(27,604)
Net loss	—	—	—	(43,446)	(43,446)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	354	3	667	—	670
Restricted stock award	106	1	(1)	—	—
Stock option and restricted stock compensation expense	—	—	2,106	—	2,106
Directors’ deferred share unit compensation	—	—	100	—	100
Balance at June 30, 2019	149,885	$1,498	$1,200,860	$(1,270,532)	$(68,174)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Six Months Ended
	June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(87,197)	$(80,237)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(18,900)	(14,432)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	7,250	5,657
Depreciation and amortization	2,438	5,056
Loss (gain) on sale/disposal of fixed assets and impairment charges	2,404	(30)
Operating lease right-of-use asset impairment	559	—
Stock and deferred share unit compensation	7,313	7,872
Deferred rent	—	(59)
Change in operating assets and liabilities:
Accounts receivable	1,701	2,630
Unbilled revenue/reimbursement	(1,857)	2,058
Inventory	—	(852)
Contract asset	500	—
Prepaid and other current assets	(2,187)	(6,926)
Operating lease right-of-use assets	664	—
Other assets	1,859	(640)
Accounts payable	(3,199)	3,871
Accrued compensation	9,238	(2,949)
Other accrued liabilities	(5,346)	1,896
Deferred revenue	65,129	(8,196)
Operating lease liability	(1,179)	—
Net cash used for operating activities	(20,810)	(85,281)
Cash flows from investing activities:
Purchases of property and equipment	(2,355)	(2,127)
Net cash used for investing activities	(2,355)	(2,127)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	738	2,819
Proceeds from common stock issuance, net of $367 of transaction costs	—	162,540
Net cash provided by financing activities	738	165,359
Net change in cash and cash equivalents	(22,427)	77,951
Cash and cash equivalents, beginning of period	262,252	267,107
Cash and cash equivalents, end of period	$239,825	$345,058

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

A.	Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-drug conjugates, or ADC, therapeutics. The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $87.2 million during the six months ended June 30, 2019, and has an accumulated deficit of approximately $1.3 billion as of June 30, 2019. The Company has primarily funded these losses through payments received from its collaborations and equity and convertible debt financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future.

At June 30, 2019, the Company had $239.8 million of cash and cash equivalents on hand. On June 26, 2019, the Board of Directors approved a plan to restructure the business to focus resources on continued development of mirvetuximab soravtansine and a select portfolio of three earlier-stage product candidates, resulting in a reduction of workforce by approximately 220 positions. The Company anticipates that its current capital resources and expense reductions resulting from these operational changes will enable it to meet its operational expenses and capital expenditures for more than twelve months after the date these financial statements are issued. The Company may raise additional funds through equity or debt financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, and/or clinical projects.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, manufacturing and marketing limitations, complexities associated with managing collaboration arrangements, third-party reimbursements, and compliance with governmental regulations.

B.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited, ImmunoGen (Bermuda) Ltd., ImmunoGen BioPharma (Ireland) Limited, and Hurricane, LLC. All intercompany transactions and balances have been eliminated. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The December 31, 2018, condensed consolidated balance sheet data presented for comparative purposes were derived from the Company’s audited financial statements, but certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2019, up through the date the Company issued these financial statements. The Company did not have any material recognizable or unrecognizable subsequent events during this period.

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

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when or as the Company satisfies each performance obligation.

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

At June 30, 2019, the Company had the following material types of agreements with the parties identified below:

●	Development and commercialization licenses, which provide the party with the right to use the Company’s ADC technology and/or certain other intellectual property to develop and commercialize anticancer compounds to a specified antigen target:

Bayer (one exclusive single-target license)

Biotest (one exclusive single-target license)

CytomX (one exclusive single-target license)

Debiopharm (one exclusive single-compound license)

Fusion Pharmaceuticals (one exclusive single-compound license)

Novartis (five exclusive single-target licenses)

Oxford BioTherapeutics/Menarini (one exclusive single target license sublicensed from Amgen)

Roche, through its Genentech unit (five exclusive single-target licenses)

Sanofi (five fully-paid, exclusive single-target licenses)

Takeda, through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. (one exclusive single-target license)

●	Collaboration and option agreement for a defined period of time to secure development and commercialization licenses to develop and commercialize specified anticancer compounds on established terms:

Jazz Pharmaceuticals

●	Collaboration and license agreement to co-develop and co-commercialize a specified anticancer compound on established terms:

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

 Generally, development and commercialization licenses contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) prior to the Company’s restructuring of the business in June 2019, at the collaborator’s request, provide research services at negotiated prices which are generally consistent with what other third parties would charge, (ii) prior to the decommissioning of the Company’s Norwood facility in 2018, at the collaborator’s request, manufacture and provide preclinical and clinical materials or deliver cytotoxic agents at negotiated prices which are generally consistent with what other third parties would charge, (iii) earn payments upon the achievement of certain milestones, and (iv) earn royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights and/or the presence of comparable competing products. In the case of Sanofi, its licenses are fully-paid and no further milestones or royalties will be received. In the case of Debiopharm, no royalties will be received. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request research, achieve milestones, or become liable for royalty payments.

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

The Company recognizes revenue related to research services as the services are performed. The Company has also produced research material for potential collaborators under material transfer agreements. The Company is compensated at negotiated rates that are consistent with what other third parties would charge. The Company records amounts received for research materials produced or services performed as a component of research and development support revenue.

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

Collaboration and Option Agreements/Right-to-Test Agreements

The Company’s right-to-test agreements provide collaborators the right to test the Company’s ADC technology for a defined period of time through a research, or right-to-test, license. Under both right-to-test agreements and collaboration and option agreements, collaborators may (a) take options, for a defined period of time, to specified targets and (b) upon exercise of those options, secure or “take” licenses to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon the opt-in to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), (iii) at the collaborator’s request, after providing research services at negotiated prices, which are generally consistent with what other third parties would charge, or (iv) some combination of all of these fees.

The accounting for collaboration and option agreements and right-to-test agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered distinct performance obligations if they provide a collaborator with a material right. Factors that are considered in evaluating whether options convey a material right include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the fair value of the licenses, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. As of June 30, 2019, all right-to-test agreements have expired.

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

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed) and includes unexercised contract options that are considered material rights. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $145.9 million. The Company expects to recognize revenue on approximately 24% and 76% of the remaining performance obligations over the next 13 to 60 months, and 61 to 120 months, respectively; however, it does not control when or if any collaborator will exercise its options for, or terminate existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract assets and contract liabilities during the six months ended June 30, 2019 and 2018 (in thousands):

	Balance at			Balance at
Six months ended June 30, 2019	December 31, 2018	Additions	Deductions	End of Period
Contract asset	$500	$—	$(500)	$—
Contract liabilities	$80,802	$65,287	$(158)	$145,931

	Balance at
	January 1, 2018				Balance at
Six months ended June 30, 2018	(ASC 606 adoption)	Additions	Deductions	Impact of Netting	End of Period
Contract asset	$—	$—	$(5,000)	$5,000	$—
Contract liabilities	$89,967	$—	$(13,196)	$5,000	$81,771

The Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$79	$1,321	$158	$13,196
Performance obligations satisfied in previous periods	$5,000	$—	$5,000	$—

In accordance with ASC 606, a contract asset of $500,000 was recorded for a probable milestone in 2018 pursuant to a license agreement with Fusion Pharmaceuticals, which was subsequently paid during the six months ended June 30, 2019. During the three and six months ended June 30, 2019, the Company received a $5 million regulatory milestone payment earned under its license agreement with Genentech, a member of the Roche Group. The full amount of the milestone was recognized as revenue in the period as the amount allocated to future rights to technological improvements was not material. Also during the six months ended June 30, 2019, $65.2 million was recorded as deferred revenue as a result of a sale of the Company’s residual rights to receive royalty payments on commercial sales of Kadcyla® (ado-trastuzumab emtansine) as discussed in Note E, and $158,000 of amortization of deferred revenue was recorded related to numerous collaborators’ rights to technological improvements.

During the six months ended June 30, 2018, a contract asset of $5 million was recorded for a probable milestone under the Company’s license agreement with Takeda, which was netted against an approximate $1 million contract liability specifically related to the agreement. It was subsequently earned and paid during the six months ended June 30, 2018. Also during the prior year period, as a result of Takeda not executing a second license it had available, or extending or expanding its right-to-test agreement, the Company recognized $10.9 million of revenue previously deferred, with a net reduction in deferred revenue of $5.9 million due to contract asset and contract liability netting. In addition, $750,000 of the deferred revenue balance at December 31, 2017 was recognized as revenue during the six months ended June 30, 2018 upon completion of certain performance obligations under license agreements with Debiopharm and Fusion, $1.2 million of amortization of deferred revenue was recorded related to numerous collaborators’ rights to technological improvements, and $335,000 of revenue was recognized upon shipment of clinical materials to a partner.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government issued securities and high quality, short term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of June 30, 2019 and December 31, 2018. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of June 30, 2019 and December 31, 2018, the Company held $239.8 million and $262.3 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $30,000 and $715,000 of accrued capital expenditures as of June 30, 2019 and December 31, 2018, respectively, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

Fair Value of Financial Instruments

Fair value is defined under ASC Topic 820, “Fair Value Measurements and Disclosures,” as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a hierarchy to measure fair value which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.
●	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of June 30, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2019 (in thousands):

Fair Value Measurements at June 30, 2019 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$220,555	$220,555	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature. The estimated fair value of the convertible 4.5% senior notes (the “Convertible Notes”) approximates the gross carrying value of $2.1 million as of June 30, 2019. The estimated fair value and gross carrying amount was $2.8 million and $2.1 million, respectively, as of December 31, 2018. The fair value of the Convertible Notes is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in a market which is a Level 2 input for fair value purposes due to the low frequency of trades. There have been no trades since January 2018, so the fair value as of June 30, 2019 uses Level 3 inputs.

Unbilled Revenue/Reimbursement

Unbilled revenue/reimbursement substantially represents research funding earned based on actual resources utilized and external expenses incurred under certain of the Company’s collaboration agreements.

Clinical Trial Accruals

Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these costs to third parties. Third party clinical trial expenses include investigator fees, site costs (patient costs), clinical research organization costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid asset or accrued clinical trial cost. These third party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future R&D activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. The Company also records accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received, and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical clinical accrual estimates made by the Company have not been materially different from the actual costs.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for the options and unvested restricted stock and the if-converted method for the Convertible Notes, are shown in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock/units at end of period	20,223	17,776	20,223	17,776
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock	432	3,451	1,005	3,484
Shares issuable upon conversion of convertible notes at end of period	501	501	501	501
Common stock equivalents under if-converted method for convertible notes	501	501	501	501

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of June 30, 2019, the Company is authorized to grant future awards under an employee share-based compensation plan, which is the ImmunoGen, Inc. 2018 Employee, Director and Consultant Equity Incentive Plan, or the 2018 Plan. The 2018 Plan provides for the issuance of stock grants, the grant of options and the grant of stock-based Awards for up to 7,500,000 shares of the Company’s common stock, as well as up to 19,500,000 shares of common stock, which represent awards granted under the two previous stock option plans, the ImmunoGen, Inc. 2006 or 2016 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or subsequent to June 20, 2018. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividend	None	None	None	None
Volatility	80.3%	71.6%	73.8%	70.9%
Risk-free interest rate	2.04%	2.84%	2.46%	2.71%
Expected life (years)	6.0	6.0	6.0	6.0

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended June 30, 2019 and 2018 were $1.63 and $6.82 per share, respectively, and $3.39 and $6.80 for options granted during the six months ended June 30, 2019 and 2018, respectively.

A summary of option activity under the Company’s equity plans as of June 30, 2019, and changes during the six month period then ended is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2018	15,564	$10.20
Granted	5,036	5.13
Exercised	(56)	2.58
Forfeited/Canceled	(2,230)	11.85
Outstanding at June 30, 2019	18,314	$8.63

Included in the outstanding options in the table above are approximately 3.7 million stock options that are expected to forfeit in the second half of 2019 in connection with the workforce reduction related to the restructuring event in the current period, the details of which are discussed further in Note G. Accordingly, the Company recorded an approximate $2.8 million credit to stock compensation expense in the current period as a result of the change in the forfeiture estimate.

In 2018, the Company granted 295,200 performance stock options to certain employees that will vest in two equal installments upon the achievement of specified performance goals within the next five years. The Company determined it is not currently probable that these performance goals will be achieved, and, therefore, no expense has been recorded to date. The fair value of the performance-based options that could be expensed in future periods, net of estimated forfeitures (inclusive of the impact of the recent restructuring event), is $762,000.

A summary of restricted stock and restricted stock unit activity under the Company’s equity plans as of June 30, 2019 and changes during the six-month period ended June 30, 2019 is presented below (in thousands):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2018	1,816	$2.87
Awarded	631	2.55
Vested	(504)	2.64
Forfeited	(34)	2.64
Unvested at June 30, 2019	1,909	$2.83

In August 2016, February 2017, June 2017, and April 2019, the Company granted 117,800, 529,830, 239,000 and 106,000 shares of performance-based restricted common stock with grant date fair values of $3.15, $2.47, $4.71 and $2.82, respectively, to certain employees of the Company, which are reflected in the table above. Of these awarded shares, 71,380 have subsequently been forfeited. These restrictions will lapse in three equal installments upon the achievement of specified performance goals by August 12, 2021. The Company determined it is not currently probable that these performance goals will be achieved, and, therefore, no expense has been recorded to date. The fair value of the performance-based shares that could be expensed in future periods, net of estimated forfeitures (inclusive of the impact of the recent restructuring event), is $1.6 million.

During the six months ended June 30, 2019, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 56,000 shares of common stock at prices ranging from $1.84 to $3.05 per share. The total proceeds to the Company from these option exercises were $144,000.

In June 2018, the Company's Board of Directors, with shareholder approval, adopted the Employee Stock Purchase Plan, or ESPP. An aggregate of 2,000,000 shares of common stock have been reserved for issuance under the ESPP. On June 30, 2019, approximately 323,000 shares were issued to participating employees at a fair value of approximately $1.63 per share. The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes option-pricing model. The expected volatility used in the fair value calculation was 67.3%, the expected life was .5 years, the expected dividend yield was zero, and the risk-free rate was 2.51%. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period.

Stock compensation expense related to stock options and restricted stock awards granted under the stock plans was $2.1 million and $7.1 million during the three and six months ended June 30, 2019, respectively, compared to stock compensation expense of $4.0 million and $7.7 million for the three and six months ended June 30, 2018, respectively. The decrease in expense is primarily due to the impact of a change in the forfeiture estimate recorded in the current period as discussed above. Stock compensation expense related to the ESPP was $292,000 for the six months ended June 30, 2019. As of June 30, 2019, the estimated fair value of unvested employee awards, exclusive of performance awards, was $17.9 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years. Also included in stock and deferred stock unit compensation expense in the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, is expense recorded for directors’ deferred share units, the details of which are discussed in Note F.

Segment Information

During the six months ended June 30, 2019, the Company continued to operate in one operating segment, which is the business of discovery of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and six months ended June 30, 2019 and 2018 are included in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Collaborative Partner:	2019	2018	2019	2018
Roche	99%	78%	99%	50%
Takeda	-	1%	-	39%
Novartis	-	11%	-	4%

There were no other customers of the Company with significant revenues in the three or six months ended June 30, 2019 and 2018.

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

C.Agreements

Significant Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a member of the Roche Group, an exclusive license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan and numerous other countries. The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $18.9 million and $14.4 million of non-cash royalties on net sales of Kadcyla were recorded and included in non-cash royalty revenue for the six months ended June 30, 2019 and 2018. Kadcyla sales occurring after January 1, 2015 were covered by a royalty purchase agreement whereby the associated cash, except for a residual tail, was remitted to Immunity Royalty Holdings, L.P, or IRH. In January 2019, the Company sold its residual tail to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million, as discussed further in Note E. Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on.

On May 3, 2019, Roche notified the Company that the U.S. Food and Drug Administration approved Kadcyla for adjuvant (after surgery) treatment of people with HER2-positive early breast cancer who have residual invasive disease after neoadjuvant (before surgery) taxane and Herceptin® (trastuzumab)-based treatment, resulting in a $5 million regulatory milestone payment to the Company for a first extended indication, which is included in license and milestone fees for the three and six months ended June 30, 2019. The next potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a second extended indication as defined in the license.

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

Debiopharm

In May 2017, Debiopharm acquired the Company’s IMGN529 program, a clinical-stage anti-CD37 ADC for the treatment of patients with B-cell malignancies. Under the terms of the Exclusive License and Asset Purchase agreement, the Company received a $25 million upfront payment for specified assets related to IMGN529 and a paid-up license to the Company’s ADC technology. Upon substantial completion of the transfer of the Company’s technologies related to the program (technology transfer) in the fourth quarter of 2017, the Company achieved a $5 million milestone, $4.5 million of which was received in December 2017 and the balance in January 2018 upon delivery of the final materials related to the transfer. Accordingly, $500,000 was recorded as license and milestone fee revenue in the six months ended June 30, 2018. In addition, the Company is eligible for a second success-based milestone payment of $25 million upon IMGN529 entering a Phase 3 clinical trial. The milestone payment will be significantly reduced if a Phase 3 trial using the Company’s technology but not the IMGN529 antibody commences prior to IMGN529 entering a Phase 3 trial. The Company does not believe this scenario is likely to occur.

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements, to the consolidated financial statements included within the Company’s 2018 Annual Report on Form 10-K.

D.Convertible 4.5% Senior Notes

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

The remaining $2.1 million of Convertible Notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $47,000 of interest expense in each of the six months ended June 30, 2019 and 2018, respectively. The Convertible Notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equal to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest.

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

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million (amount is net of $1.5 million in contingent broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as long-term deferred revenue and will be amortized as the cash related to the residual rights is received using the units of revenue approach. During the six months ended June 30, 2019, the Company did not receive any royalties related to the residual rights, therefore, no revenue was recognized. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company will continue to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the six-month period ended June 30, 2019 (in thousands):

Six Months Ended
June 30, 2019
Liability related to sale of future royalties, net — beginning balance	$148,225
Kadcyla royalty payments received and paid	(17,718)
Non-cash interest expense recognized	7,242
Liability related to sale of future royalties, net — ending balance	$137,749

As royalties are remitted to OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the underlying license agreement with Genentech covering Kadcyla. The sum of these amounts less the $200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense results in an effective annual interest rate of 8.6%, and a current effective interest rate of 10.0% as of June 30, 2019. The Company periodically assesses the estimated royalty payments to OMERS and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

In addition, the royalty purchase agreement grants OMERS the right to receive certain reports and other information relating to the royalties and contains other representations and warranties, covenants, and indemnification obligations that are customary for a transaction of this nature.

F.	Capital Stock

2001 Non-Employee Director Stock Plan

During the three and six months ended June 30, 2018, the Company recorded $4,000 and $31,000 in expense related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan. A market value of $72,000 for the stock units was paid to a retiring director in June 2018, effectively terminating the plan.

Compensation Policy for Non-Employee Directors

During the three and six months ended June 30, 2019, the Company recorded $100,000 and $200,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $54,000 and $156,000 in compensation expense recorded during the three and six months ended June 30, 2018, respectively.

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

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive a fixed number of stock options on the date of the annual meeting of shareholders. These options vest quarterly over approximately one year from the date of grant. Any new directors will receive a pro-rated award, depending on their date of election to the Board. The directors received a total of 108,000 and 128,000 options in June 2019 and 2018, respectively, and the related compensation expense for the six months ended June 30, 2019 and 2018 is included in the amounts discussed in the “Stock-Based Compensation” section of Note B above.

G.Restructuring Charges

2019 Corporate Restructuring

On June 26, 2019, the Board of Directors approved a plan to restructure the business to focus resources on continued development of mirvetuximab soravtansine and a select portfolio of three earlier-stage product candidates, resulting in a reduction of our workforce by approximately 220 positions, with a majority of these employees separating from the business by mid-July 2019 and the remaining affected employees transitioning over varying periods of time of up to 12 months. Communication of the plan to the affected employees was substantially completed on June 27, 2019.

As a result of the workforce reduction, during the three months ended June 30, 2019, the Company recorded a $16.0 million charge for severance related to a pre-existing plan in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits, as such amounts are probable and reasonably estimable. The related cash payments will be substantially paid out by June 30, 2020. In addition, an anticipated charge of $3.7 million is expected to be incurred for incremental retention benefits over the same time period, of which approximately $400,000 was recorded during the three and six months ended June 30, 2019. No payments were made during the three and six months ended June 30, 2019 with respect to this action.

In addition to the termination benefits and other related charges, the Company will seek to sub-lease the majority of the laboratory and office space at 830 Winter Street in Waltham, Massachusetts. The financial impact of these efforts is dependent on the length of time it takes to find a tenant and the terms of the sub-lease. The decision to vacate part of its corporate office resulted in a change in asset groupings and also represented an impairment indicator. The Company determined that the right-of-use asset and leasehold improvements were recoverable based on expected sub-lease income, and therefore, no impairment was recorded.

In addition, the Company also decided to liquidate excess laboratory equipment and expects the proceeds to be less than the carrying value. As a result, the Company recorded an impairment charge of $2.5 million to write down the equipment to fair value based on current market re-sale estimates obtained.

2018 Manufacturing Restructuring

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

In connection with the implementation of the new operating model, the Company recorded a one-time charge of $1.2 million for severance related to a pre-existing plan in the first quarter of 2018 in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits, as such amounts were probable and reasonably estimable. Additional expense was recorded for incremental retention benefits over the remaining service period of the related employees, which totaled $1.1 million for the six months ended June 30, 2018, all of which was paid out by the end of 2018. Additionally, certain options held by the employees to be separated were modified to extend the exercise period, resulting in a stock compensation charge of $157,000 in the first quarter of 2018. Cash payments related to severance were substantially paid out by June 30, 2019.

A summary of activity against the manufacturing restructuring charge related to the employee terminations in 2018 is as follows:

Employee
Termination
Benefits Costs
Balance at December 31, 2018	$841
Payments during the period	(816)
Balance at June 30, 2019	$25

2016 Corporate Restructuring

As a result of a workforce reduction in September 2016, the Company began seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in 2016. During the six months ended June 30, 2019, the Company recorded a $559,000 impairment charge related to this lease, which represents the remaining balance of the right to use asset as the likelihood of finding a sub-lessor has diminished significantly as the lease approaches termination. No such charges were recorded in the prior year period.

H.	Leases

The Company currently has the following two real estate leases: (i) an agreement with CRP/King 830 Winter L.L.C. for the rental of approximately 120,000 square feet of laboratory and office space at 830 Winter Street, Waltham, MA through March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years. The Company is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount; and (ii) an agreement with PDM 930 Unit, LLC for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, MA through August 31, 2021. The Company is required to pay certain operating expenses for the leased premises based on its pro-rata share of such expenses for the entire rentable space of the building. The Company is actively seeking to sub-lease the 930 Winter Street space, and as a result of the 2019 corporate restructuring plan announced in June 2019, will begin to seek to sublease a significant portion of the space at 830 Winter Street. The Company ended its lease and vacated its manufacturing and office space at 333 Providence Highway, Norwood, MA in February 2019 pursuant to the manufacturing restructuring plan described previously.

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

Upon adoption, a ROU asset of $17.6 million and a lease liability of $27.3 million were recorded and are identified separately in the Company’s consolidated balance sheets for the existing operating leases. There was no impact to the consolidated statements of operations. Upon adoption, the amount of the ROU assets recorded was offset by the applicable unamortized lease incentive and straight-line lease liability balances of $9.7 million, therefore, there was no impact to accumulated deficit. There were no initial direct costs related to the leases to consider. The Company’s operating lease liabilities related to its real estate lease agreements were calculated using a collateralized incremental borrowing rate. The Company’s operating lease liability related to its equipment lease was calculated using an implicit rate provided in the lease. The weighted average discount rate for the operating lease liability is approximately 11%. A 100 basis point change in the incremental borrowing rate would result in less than a $1 million impact to the ROU assets and liabilities recorded. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term, which for the six months ended June 30, 2019 and 2018 was $2.3 million and $2.8 million, respectively, and is included in operating expenses in the consolidated income statements. Cash paid against operating lease liabilities during the six months ended June 30, 2019 was $2.6 million. As of June 30, 2019, the Company’s ROU assets and lease liabilities for operating leases totaled $16.4 million and $26.1 million, respectively, and the weighted average remaining term of the operating leases is approximately seven years.

The Company’s finance leases consist entirely of single payment obligations that have been made for equipment. The related asset balances, net of accumulated amortization, of $1.4 million and $595,000 as of June 30, 2019 and December 31, 2018, respectively, are included in property and equipment in the consolidated balance sheets. Amortization expense of $159,000 and $93,000 for the six months ended June 30, 2019 and 2018, respectively, is included in operating expenses in the consolidated income statements. There are no obligations under finance leases as of June 30, 2019, as all of the finance leases were single payment obligations which have all been made.

The maturities of operating lease liabilities discussed above are as follows (in thousands):

2019 (six months remaining)	$2,698
2020	5,485
2021	5,324
2022	5,389
2023	5,510
Thereafter	12,336
Total lease payments	36,742
Less imputed interest	(10,647)
Total lease liabilities	$26,095

In addition to the amounts in the table above, the Company is also responsible for variable operating costs and real estate taxes approximating $3.0 million per year through March 2026.

I.Commitments and Contingencies

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory, or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of June 30, 2019, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $80.0 million.

Manufacturing Commitments

As of June 30, 2019, the Company has noncancelable obligations under agreements related to in-process and future manufacturing of cytotoxic agents required for clinical supply of the Company’s product candidates totaling $1.5 million, all of which will be paid in 2019.

Additionally, in 2018, the Company executed a commercial agreement with one of its manufacturers for future production of antibody through calendar 2025. In May 2019, the agreement was amended to reduce the number of committed antibody batches for an agreed-upon exit fee, which was recorded as research and development expense in the first quarter of 2019. As of June 30, 2019, the Company’s noncancelable commitment ranges from €2.3 to €15.1 million pursuant to contingent terms of the agreement, including the manufacturer’s ability to fill the Company’s unused capacity with production for other customers.

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

An ADC with our proprietary technology comprises an antibody that binds to a target found on tumor cells and is conjugated to one of our potent anti-cancer agents as a “payload” to kill the tumor cell once the ADC has bound to its target. ADCs are an expanding approach to the treatment of cancer, with five approved products and the number of agents in development growing significantly in recent years.

We have established a leadership position in ADCs with a portfolio of differentiated product candidates addressing both solid tumors and hematological malignancies. Our lead program is mirvetuximab soravtansine, a first-in-class ADC targeting folate-receptor alpha, or FRα. In March of 2019, we announced that FORWARD I, our Phase 3 clinical trial evaluating mirvetuximab compared to chemotherapy in women with FRα-positive, platinum-resistant ovarian cancer, did not meet the primary endpoint. Data from FORWARD I did, however, demonstrate a consistent efficacy signal across a range of parameters in the pre-specified subset of patients with high FRα expression. Following consultation with the U.S. Food and Drug Administration (FDA), we will pursue a new Phase 3 study in this patient population and, pending regulatory review, plan to begin enrolling patients in this study by the end of the year.

In light of these developments, we have undertaken a review of our operations with the goals of prioritizing our portfolio and reducing our cost base to ensure that our cash resources will be sufficient to advance these programs through the next stages of development. Based on the outcomes of this operational review, we have established three strategic priorities for the business: secure initial approval and pursue label expansion for mirvetuximab in ovarian cancer; advance a select portfolio of three earlier-stage product candidates; and further strengthen our balance sheet through partnering. Consistent with these priorities, we have focused our operations on the following activities:

●	Initiate the registration study for mirvetuximab as a monotherapy for women with FRα-high, platinum-resistant ovarian cancer by the end of this year;
●	Complete enrollment and continue follow up in the ongoing FORWARD II mirvetuximab combination cohorts;
●	Continue IMGN632 development in patients with relapsed acute myeloid leukemia (AML), blastic plasmacytoid dendritic cell neoplasm (BPDCN), and other CD123-positive hematologic malignancies in collaboration with Jazz Pharmaceuticals (Jazz);
●	Advance two additional assets that demonstrate our continued innovation in ADCs: IMGC936, which is in co-development for solid tumors with MacroGenics, Inc. (MacroGenics); and our next generation anti-FRα ADC, which is expected to enter development in mid-2020; and
●	Monetize our remaining portfolio and platform technologies through out-licensing transactions or asset sales.

Correspondingly, we have reduced ongoing expenses through the following portfolio prioritization and restructuring initiatives:

●	Discontinuation of the development of IMGN779 in adults with relapsed/refractory CD33-positive AML;
●	Suspension of all other research activities; and
●	Reduction of our workforce.

Mirvetuximab. For mirvetuximab monotherapy, we will present full data from FORWARD I in an oral presentation at the European Society for Medical Oncology (ESMO) Congress in late September. In parallel, we will meet with the FDA and European Medicines Agency (EMA) in the second half of this year to review the design of the next Phase 3 study to support registration of mirvetuximab as a monotherapy for women with FRα-high, platinum-resistant ovarian cancer. Pending the outcome of these regulatory discussions, we expect to initiate this study by the end of this year.

Mirvetuximab is also being assessed in multiple combinations in FORWARD II, a Phase 1b/2 study, designed to expand the market opportunity into earlier lines of ovarian cancer. To date, we have presented combination data from more than 100 patients in cohorts combining mirvetuximab with Keytruda® (pembrolizumab), Avastin® (bevacizumab), and carboplatin. Most recently, we presented mature data from the doublet cohort of mirvetuximab in combination with bevacizumab at the American Society of Clinical Oncology (ASCO) 2019 annual meeting, which demonstrated significant anti-tumor activity with durable responses and a favorable tolerability profile, particularly among the subset of patients who have received up to two prior lines of therapy and have medium or high levels of FRα expression. Based upon these data as well as previously reported outcomes with a carboplatin doublet, we have moved forward with a cohort assessing a triplet combination of mirvetuximab plus carboplatin and bevacizumab in patients with recurrent platinum-sensitive ovarian cancer. We completed enrollment of the triplet in late 2018 and will report initial data from this cohort at ESMO in September. Finally, to address evolving market conditions, we are enrolling a second mirvetuximab plus bevacizumab cohort in patients with recurrent ovarian cancer, regardless of platinum status, which we expect to complete in the third quarter of this year.

IMGN632. We have made significant progress with IMGN632, our CD123-targeting product candidate in clinical trials for patients with AML and BPDCN. Initial data from the Phase 1 study of IMGN632 in patients with relapsed or refractory adult AML and BPDCN were presented at the American Society of Hematology (ASH) Annual Meeting in December 2018. These data showed that IMGN632 demonstrated anti-leukemic activity across all dose levels tested and a tolerable safety profile at doses up to 0.3 mg/kg.

In the second quarter of this year, we determined the recommended Phase 2 dose and schedule for IMGN632 and have filed a new protocol to move forward with combination studies in relapsed refractory AML as well as monotherapy in front-line patients with minimal residual disease following induction therapy. In addition, we continue to enroll relapsed refractory BPDCN patients under our existing protocol. We will share data for both AML and BPDCN patients at ASH in December.

Preclinical Programs. We continue to advance select preclinical programs, led by IMGC936. IMGC936 is a first-in-class ADC targeting ADAM9, an enzyme overexpressed in a range of solid tumors and implicated in tumor progression and metastasis. This ADC incorporates a number of innovations, including antibody engineering to extend half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker for improved stability and bystander activity. We reported encouraging preclinical safety and activity data from this program at the American Association of Cancer Research (AACR) meeting and expect the IND for IMGC936 to be filed in the first half of 2020. Finally, we expect our next generation anti-folate receptor alpha candidate to move into preclinical development next year.

Collaborating on ADC development with other companies allows us to generate revenue, mitigate expenses, enhance our capabilities, and extend the reach of our proprietary platform. The most advanced partner program is Roche’s marketed product, Kadcyla® (ado-trastuzumab emtansine), the first ADC to demonstrate superiority over standard of care in a randomized pivotal trial, EMILIA, and gain FDA approval. Our ADC technology is also used in candidates in clinical development with a number of partners. We have evolved our partnering approach to pursue relationships where we can gain access to technology and complementary capabilities, such as our technology swap with CytomX, as well as co-development and co-commercialization opportunities, such as our relationships with Jazz and MacroGenics. We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. For more information concerning these relationships, including their ongoing financial and accounting impact on our business, please read Note C, “Significant Collaborative Agreements,” to our consolidated financial statements included in this report.

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of June 30, 2019, we had $239.8 million in cash and cash equivalents compared to $262.3 million as of December 31, 2018.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our collaborative agreements, clinical trial accruals, and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended June 30, 2019 and 2018

Revenues

Our total revenues for the three months ended June 30, 2019 and 2018 were $15.5 million and $9.3 million, respectively. The $6.2 million increase in revenues in the three months ended June 30, 2019 from the same period in the prior year is primarily attributable to increases in license and milestone fees and royalty revenue, which is discussed further below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year. License and milestone fee revenue was $5.1 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively. Included in license and milestone fees for the three months ended June 30, 2019 is a $5 million regulatory milestone achieved under our license agreement with Genentech, a member of the Roche Group. In May 2018, Novartis terminated one of its six development and commercialization licenses. As a result, we recorded the remaining $978,000 balance of the upfront payment that had been allocated to future performance obligations under this license as revenue, which is included in license and milestone fees for the three months ended June 30, 2018.

Deferred revenue of $145.9 million as of June 30, 2019 includes a $75 million upfront payment related to the license options granted to Jazz in August 2017 and $65.2 million related to the sale of our residual rights to receive royalty payments on commercial sales of Kadcyla, with the remainder of the balance primarily representing consideration received from our collaborators pursuant to our license agreements which we have yet to earn pursuant to our revenue recognition policy.

Royalty revenue

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with ASC 606, however, we record an estimate of the amount of royalties earned on Kadcyla sales within the period. Consistent with this policy, we recorded $10.4 million and $7.2 million of non-cash royalties on net sales of Kadcyla for the three-month periods ended June 30, 2019 and 2018, respectively. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash was remitted to Immunity Royalty Holdings, L.P., subject to a residual cap. In January 2019, we sold our residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million (amount is net of $1.5 million of contingent broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, thereby obtaining the rights to 100% of the royalties received from that date on. See further details regarding the royalty obligation in Note E of the Consolidated Financial Statements.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to requests we receive from collaborators for research and development work under our agreements with them. As such, the amount of these fees may vary widely from quarter to quarter and year to year. Research and development support revenue was $51,000 for the three months ended June 30, 2019 compared with $388,000 for the three months ended June 30, 2018.

Clinical materials revenue

Clinical materials revenue was $336,000 for the three months ended June 30, 2018. We decommissioned our manufacturing facility in 2018 and no longer produce preclinical and clinical materials on behalf of our collaborators.

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

Research and development expense for the three months ended June 30, 2019 decreased $10.1 million to $28.6 million from $38.7 million for the three months ended June 30, 2018, due primarily to decreased personnel expenses driven by adjustments made in the current period to bonus and stock compensation expense as a result of the restructuring of the business, decreased clinical trial costs primarily related to the FORWARD I Phase 3 study, and lower external manufacturing costs. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended June 30,
Research and Development Expense	2019	2018
Research	$4,162	$5,814
Preclinical and Clinical Testing	18,391	22,065
Process and Product Development	2,386	2,906
Manufacturing Operations	3,620	7,916
Total Research and Development Expense	$28,559	$38,701

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facility expenses, and lab supplies. Research expenses for the three months ended June 30, 2019 decreased $1.7 million compared to the three months ended June 30, 2018, principally due to a decrease in personnel expenses driven by adjustments made in the current period to bonus and stock compensation expense as a result of the restructuring of the business.

Preclinical and Clinical Testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended June 30, 2019 decreased $3.7 million to $18.4 million compared to $22.1 million for the three months ended June 30, 2018. This decrease is primarily the result of lower clinical trial costs principally driven by greater FORWARD I activity in the prior period and lower personnel expenses driven by adjustments made in the current period to bonus and stock compensation expense as a result of the restructuring of the business. Partially offsetting these decreases, contract services increased due to greater activity related to our mirvetuximab soravtansine program in the current period.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services, and facility expenses. For the three months ended June 30, 2019, total process and product development expenses decreased $520,000 compared to the three months ended June 30, 2018. This decrease is principally due to a higher credit recorded against IMGN779 and IMGN632 FTE development costs in the current period compared to the prior period resulting from cost-sharing with Jazz and lower facility expenses.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture or have manufactured preclinical and clinical materials for our own and our collaborator’s product candidates, quality control and quality assurance activities, and costs to support the operation and maintenance of our drug substance manufacturing facility, which we ramped-down in 2018 and decommissioned in February 2019. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended June 30, 2019, manufacturing operations expense decreased $4.3 million to $3.6 million compared to $7.9 million in the same period last year. This decrease is principally the result of lower personnel and facility-related expenses, including amortization of leasehold improvements, resulting from the shut-down of our manufacturing facility in late 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 increased $48,000 compared to the same period last year.

Restructuring Charges

On June 26, 2019, the Board of Directors approved a plan to restructure the business to focus resources on continued development of mirvetuximab soravtansine and a select portfolio of three earlier-stage product candidates, resulting in a reduction of our workforce by approximately 220 positions, with a majority of these employees separating from the business by mid-July 2019 and the remaining affected employees transitioning over varying periods of time of up to 12 months. Communication of the plan to the affected employees was substantially completed on June 27, 2019.

As a result of the workforce reduction, we recorded a charge of $16.0 million for severance related to a pre-existing plan in the three months ended June 30, 2019. The related cash payments will be substantially paid out by June 30, 2020. In addition, a charge of $3.7 million is expected to be recorded for incremental retention benefits in the same time period, of which approximately $400,000 was recorded during the three months ended June 30, 2019.

In addition to the termination benefits and other related charges, we will seek to sub-lease the majority of the laboratory and office space at 830 Winter Street in Waltham, Massachusetts and dispose of excess equipment. In performing the impairment test, we recorded a charge of $2.5 million to write down the equipment to fair value, however, we determined the right-to-use asset related to the lease was recoverable, therefore no impairment was recorded.

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

In connection with the implementation of the new operating model, we recorded a charge of $1.2 million for severance related to a pre-existing plan in the first quarter of 2018. Additional expense was recorded for incremental retention benefits over the remaining service period of the related employees, which totaled $686,000 for the three months ended June 30, 2018, all of which was paid out by the end of 2018. Cash payments related to severance were substantially paid out by the end of the second quarter of 2019.

Investment Income, net

Investment income for the three months ended June 30, 2019 and 2018 was $1.3 million and $814,000, respectively. The increase in the current period is due to a greater average cash balance driven largely by $162.5 million of net proceeds generated from a public offering of common stock in June 2018 and $65.2 million of net proceeds generated from the sale of our residual rights to Kadcyla royalty payments in January 2019.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. Once the applicable threshold was met, if ever, the Company would thereafter have received 85% and IRH would have received 15% of the Kadcyla royalties for the remaining royalty term. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold as described above. As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the three months ended June 30, 2019 and 2018, we recorded $3.8 million and $2.6 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 10.0%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2019 and 2018 was $167,000 and ($1.1) million, respectively. These amounts were foreign currency exchange gains and losses related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill those obligations during the respective periods.

Comparison of Six Months ended June 30, 2019 and 2018

Revenues

Our total revenues for the six months ended June 30, 2019 and 2018 were $24.1 million and $29.1 million, respectively. The $5.0 million decrease in revenues in the six months ended June 30, 2019 from the same period in the prior year is attributable to a decrease in license and milestone fees, research and development support revenue and clinical materials revenue, partially offset by an increase in royalty revenue, which is discussed further below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year. License and milestone fee revenue was $5.2 million and $12.9 million for the six months ended June 30, 2019 and 2018, respectively. Included in license and milestone fees for the six months ended June 30, 2019 is a $5 million regulatory milestone achieved under our license agreement with Genentech, a member of the Roche Group. Included in license and milestone fees for the prior period is $10.9 million of previously deferred license revenue earned upon the expiration of the right to execute a license or extend the research term specified under the right-to-test agreement with Takeda and a $500,000 payment received in January 2018 related to the completed technology transfer of IMGN529 to Debiopharm. In May 2018, Novartis terminated one of its six development and commercialization licenses. As a result, we recorded the remaining $978,000 balance of the upfront payment that had been allocated to future performance obligations under this license as revenue, which is included in license and milestone fees for the six months ended June 30, 2018.

Royalty revenue

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with ASC 606, however, we record an estimate of the amount of royalties earned on

Kadcyla sales within the period. Consistent with this policy, we recorded $18.9 million and $14.4 million of non-cash royalties on net sales of Kadcyla for the six-month periods ended June 30, 2019 and 2018, respectively. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash was remitted to Immunity Royalty Holdings, L.P., subject to a residual cap. In January 2019, we sold our residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million (amount is net of $1.5 million of contingent broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, thereby obtaining the rights to 100% of the royalties received from that date on. See further details regarding the royalty obligation in Note E of the Consolidated Financial Statements.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to requests we receive from collaborators for research and development work under our agreements with them. As such, the amount of these fees may vary widely from quarter to quarter and year to year. Research and development support revenue was $68,000 for the six months ended June 30, 2019 compared with $771,000 for the six months ended June 30, 2018.

Clinical materials revenue

Clinical materials revenue was $1.0 million for the six months ended June 30, 2018. We decommissioned our manufacturing facility in 2018 and no longer produce preclinical and clinical materials on behalf of our collaborators.

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

Research and development expense for the six months ended June 30, 2019 decreased $16.0 million to $67.5 million from $83.5 million for the six months ended June 30, 2018, due primarily to: (i) decreased clinical trial costs primarily related to the FORWARD I Phase 3 study; (ii) lower facility-related costs, including depreciation expense, and personnel expenses related to the shut-down of our Norwood facility in 2018; (iii) decreased bonus and stock compensation expense as a result of the recent restructuring of the business; and (iv) a higher credit recorded against IMGN779, IMGN632, and IMGC936 development costs in the current period compared to the prior period resulting from cost-sharing with Jazz and MacroGenics pursuant to our respective collaboration agreements. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Six Months Ended June 30,
Research and Development Expense	2019	2018
Research	$10,500	$11,877
Preclinical and Clinical Testing	39,490	46,865
Process and Product Development	5,312	5,665
Manufacturing Operations	12,150	19,125
Total Research and Development Expense	$67,452	$83,532

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facility expenses, and lab supplies. Research expenses for the six months ended June 30, 2019 decreased $1.4 million compared to the six months ended June 30, 2018. This decrease is principally due to a decrease in personnel expenses driven by adjustments made in the current period to bonus and stock compensation expense as a result of the restructuring of the business in June 2019.

Preclinical and Clinical Testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the six months ended June 30, 2019 decreased $7.4 million to $39.5 million compared to $46.9 million for the six months ended June 30, 2018. This decrease is primarily the result of lower clinical trial costs principally driven by greater FORWARD I activity in the prior period, and a higher credit recorded against IMGN779, IMGN632, and IMGC936 development costs in the current period compared to the prior period resulting from cost-sharing with Jazz and MacroGenics. Partially offsetting these decreases, contract services increased due to substantially greater activity related to our mirvetuximab soravtansine and IMGC936 programs in the current period.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services, and facility expenses. For the six months ended June 30, 2019, total process and product development expenses decreased $353,000 compared to the six months ended June 30, 2018. This decrease is principally due to a higher credit recorded against IMGN779, IMGN632, and IMGC936 development costs in the current period compared to the prior period resulting from cost-sharing with Jazz and MacroGenics.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, quality control and quality assurance activities, and costs to support the operation and maintenance of our drug substance manufacturing facility, which we ramped-down in 2018 and decommissioned in February 2019. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the six months ended June 30, 2019, manufacturing operations expense decreased $7.0 million to $12.1 million compared to $19.1 million in the same period last year. This decrease is principally the result of lower personnel and facility-related expenses, including amortization of leasehold improvements, resulting from the shut-down of our manufacturing facility in late 2018.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 increased $831,000 compared to the same period last year. This increase is principally due to an increase in personnel expenses driven by increased headcount and greater stock compensation expense, partially offset by lower bonus expense resulting from adjustments made related to the restructuring of the business.

Restructuring Charges

On June 26, 2019, the Board of Directors approved a plan to restructure the business to focus resources on continued development of mirvetuximab soravtansine and a select portfolio of three earlier-stage product candidates, resulting in a reduction of our workforce by approximately 220 positions, with a majority of these employees separating from the business by mid-July 2019 and the remaining affected employees transitioning over varying periods of time of up to 12 months. Communication of the plan to the affected employees was substantially completed on June 27, 2019.

As a result of the workforce reduction, we recorded a charge of $16.0 million for severance related to a pre-existing plan in the six months ended June 30, 2019. The related cash payments will be substantially paid out by June 30, 2020. In addition, a charge of $3.7 million is expected to be recorded for incremental retention benefits in the same time period, of which approximately $400,000 was recorded during the six months ended June 30, 2019.

In addition to the termination benefits and other related charges, we will seek to sub-lease the majority of the laboratory and office space at 830 Winter Street in Waltham, Massachusetts and dispose of excess equipment. In performing the impairment test, we recorded a charge of $2.5 million to write down the equipment to fair value, however, we determined the right-to-use asset related to the lease was recoverable, therefore, no impairment was recorded.

As a result of a workforce reduction in September 2016, the Company began seeking to sub-lease 10,281 square feet of unoccupied office space at 930 Winter Street in Waltham, Massachusetts that was leased in 2016. During the six months ended June 30, 2019, the Company recorded $559,000 of impairment charges related to this lease, which represents the remaining balance of the right to use asset as the likelihood of finding a sub-lessor has diminished significantly as the lease approaches termination.

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

In connection with the implementation of the new operating model, we recorded a charge of $1.2 million for severance related to a pre-existing plan in the first quarter of 2018. Additional expense was recorded for incremental retention benefits over the remaining service period of the related employees, which totaled $1.1 million for the six months ended June 30, 2018, all of which was paid out by the end of 2018. Additionally, certain options held by the employees to be separated were modified to extend the exercise period, resulting in a stock compensation charge of $157,000 in the first quarter of 2018. Cash payments related to severance were substantially paid out by the end of the second quarter of 2019.

Investment Income, net

Investment income for the six months ended June 30, 2019 and 2018 was $2.7 million and $1.5 million, respectively. The increase in the current period is due to a greater average cash balance driven largely by $162.5 million of net proceeds generated from a public offering of common stock in June 2018 and $65.2 million of net proceeds generated from the sale of our residual rights to Kadcyla royalty payments in January 2019.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. Once the applicable threshold was met, if ever, the Company would thereafter have received 85% and IRH would have received 15% of the Kadcyla royalties for the remaining royalty term. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold as described above. As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the six months ended June 30, 2019 and 2018, we recorded $7.2 million and $5.7 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 10.0%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2019 and 2018 was $96,000 and ($515,000), respectively. These amounts primarily consisted of gains on sale of assets and foreign currency exchange gains and losses related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill those obligations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

(amounts in tables in thousands)

	As of
	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$239,825	$262,252
Working capital	184,762	208,121
Shareholders’ (deficit) equity	(68,174)	10,972

	Six Months Ended June 30,
	2019	2018
Cash used for operating activities	$(20,810)	$(85,281)
Cash used for investing activities	(2,355)	(2,127)
Cash provided by financing activities	738	165,359

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in public markets and payments from our collaborators, including license fees, milestones, research funding, and royalties. We have also monetized our rights to receive royalties on Kadcyla for up-front consideration. As of June 30, 2019, we had $239.8 million in cash and cash equivalents. Net cash used for operations was $20.8 million and $85.3 million for the six months ended June 30, 2019 and 2018, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, with the current period benefiting from $65.2 million of net proceeds from the sale of our residual rights to royalty payments on net sales of Kadcyla.

Net cash used for investing activities was $2.4 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment.

Net cash provided by financing activities was $738,000 and $165.4 million for the six months ended June 30, 2019 and 2018, respectively. In June 2018, pursuant to a public offering, we issued and sold 15.8 million shares of our common stock resulting in net proceeds of $162.5 million. Also included in the six months ended June 30, 2019 and 2018 is $738,000 and $2.8 million, respectively, of proceeds generated from the exercise of approximately 379,000 and 568,000 stock options, respectively.

On June 26, 2019, the Board of Directors approved a plan to restructure the business to focus resources on continued development of mirvetuximab soravtansine and a select portfolio of three earlier-stage product candidates, resulting in a reduction of workforce by approximately 220 positions. We anticipate that our current capital resources and expense reductions resulting from these operational changes will enable us to meet our operational expenses and capital expenditures for more than twelve months after the date of this report. We may raise additional funds through equity and debt financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. We cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may elect or be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

In 2018, the Company executed a commercial agreement with one of its manufacturers for future production of antibody through calendar 2025. In May 2019, the agreement was amended to reduce the number of committed antibody batches for an agreed-upon exit fee, which was determined probable and recorded as research and development expense in the first quarter of 2019. As of June 30, 2019, the Company’s noncancelable commitment ranges from €2.3 to €15.1 million pursuant to contingent terms of the agreement, including the manufacturer’s ability to fill the Company’s unused capacity with production for other customers.

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

Third-Party Trademarks

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than an upgrade to our enterprise resource planning system.

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

ITEM 5. Other Information

None

ITEM 6.      Exhibits

Exhibit No.		Description
10.1		Severance Pay Plan for Vice Presidents and Higher, as amended through June 20, 2019
31.1		Certification of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the quarterly report on Form 10-Q of ImmunoGen, Inc. for the quarter ended June 30, 2019 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s (Deficit) Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: August 7, 2019	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)