Form 10-Q
period 2019-09-30
ImmunoGen, Inc.
filed 2019-11-05
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Shares of common stock, par value $.01 per share: 149,695,324 shares outstanding as of October 31, 2019.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

Item		Page Number
	Part I
	Financial Information
1.	Financial Statements (Unaudited)	2

1a.	Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	2

1b.	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018	3

1c.	Consolidated Statements of Shareholders’ (Deficit) Equity for the three months ended March 31, June 30 and September 30, 2019 and three months ended March 31, June 30, September 30 and December 31, 2018	4

1d.	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	5

1e.	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

3.	Quantitative and Qualitative Disclosures about Market Risk	36

4.	Controls and Procedures	36

	Part II
	Other Information
1A.	Risk Factors	36

5.	Other Information	36

6.	Exhibits	37

	Signatures	38

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

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$204,491	$262,252
Accounts receivable	94	1,701
Unbilled revenue/reimbursement	3,009	617
Contract asset	—	500
Non-cash royalty receivable	13,126	9,249
Prepaid and other current assets	4,961	4,462
Total current assets	225,681	278,781
Property and equipment, net of accumulated depreciation	9,118	12,891
Operating lease right-of-use assets	15,924	—
Other assets	3,413	3,709
Total assets	$254,136	$295,381
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$7,227	$11,365
Accrued compensation	13,232	11,796
Other accrued liabilities	14,040	20,465
Current portion of deferred lease incentive	—	837
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $707 and $753, respectively	35,985	25,880
Current portion of operating lease liability	2,873	—
Current portion of deferred revenue	14,817	317
Total current liabilities	88,174	70,660
Deferred lease incentive, net of current portion	—	4,675
Deferred revenue, net of current portion	131,035	80,485
Operating lease liability - net of current portion	22,578	—
Convertible 4.5% senior notes, net of deferred financing costs of $25 and $36, respectively	2,075	2,064
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $977 and $1,536, respectively	95,529	122,345
Other long-term liabilities	970	4,180
Total liabilities	340,361	284,409
Commitments and contingencies (Note I)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 200,000 shares; issued and outstanding 149,688 and 149,400 shares as of September 30, 2019 and December 31, 2018, respectively	1,498	1,494
Additional paid-in capital	1,204,559	1,192,813
Accumulated deficit	(1,292,282)	(1,183,335)
Total shareholders’ (deficit) equity	(86,225)	10,972
Total liabilities and shareholders’ (deficit) equity	$254,136	$295,381

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
License and milestone fees	$79	$672	$5,237	$13,533
Non-cash royalty revenue related to the sale of future royalties	13,202	8,441	32,102	22,873
Research and development support	—	388	68	1,159
Clinical materials revenue	—	1,427	—	2,465
Total revenues	13,281	10,928	37,407	40,030
Operating expenses:
Research and development	21,015	47,243	88,467	130,775
General and administrative	9,208	8,347	28,686	26,994
Restructuring charge	1,020	870	20,921	3,287
Total operating expenses	31,243	56,460	138,074	161,056
Loss from operations	(17,962)	(45,532)	(100,667)	(121,026)
Investment income, net	1,032	1,369	3,741	2,845
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(4,275)	(2,546)	(11,525)	(8,203)
Interest expense on convertible senior notes	(24)	(23)	(71)	(70)
Other expense, net	(521)	(75)	(425)	(590)
Net loss	$(21,750)	$(46,807)	$(108,947)	$(127,044)
Basic and diluted net loss per common share	$(0.15)	$(0.32)	$(0.74)	$(0.92)
Basic and diluted weighted average common shares outstanding	148,479	147,220	148,143	137,472
Total comprehensive loss	$(21,750)	$(46,807)	$(108,947)	$(127,044)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2017	132,526	$1,325	$1,009,362	$(1,028,582)	$(17,895)
Transition adjustment for ASC 606	—	—	—	14,090	14,090
Net loss	—	—	—	(38,613)	(38,613)
Issuance of common stock pursuant to the exercise of stock options	421	4	2,255	—	2,259
Stock option and restricted stock compensation expense	—	—	3,746	—	3,746
Directors' deferred share units converted	77	1	(1)	—	—
Directors’ deferred share unit compensation	—	—	102	—	102
Balance at March 31, 2018	133,024	$1,330	$1,015,464	$(1,053,105)	$(36,311)
Net loss	—	—	—	(41,624)	(41,624)
Issuance of common stock pursuant to the exercise of stock options	146	1	558	—	559
Issuance of common stock	15,755	158	162,382	—	162,540
Stock option and restricted stock compensation expense	—	—	3,971	—	3,971
Directors' deferred share units converted	96	1	—	—	1
Directors’ deferred share unit compensation	—	—	54	—	54
Balance at June 30, 2018	149,021	$1,490	$1,182,429	$(1,094,729)	$89,190
Net loss	—	—	—	(46,807)	(46,807)
Issuance of common stock pursuant to the exercise of stock options	28	—	124	—	124
Issuance of common stock	—	—	(28)	—	(28)
Stock option and restricted stock compensation expense	—	—	4,308	—	4,308
Directors’ deferred share unit compensation	—	—	102	—	102
Balance at September 30, 2018	149,049	$1,490	$1,186,935	$(1,141,536)	$46,889
Net loss	—	—	—	(41,799)	(41,799)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	351	4	1,355	—	1,359
Stock option and restricted stock compensation expense	—	—	4,420	—	4,420
Directors’ deferred share unit compensation	—	—	103	—	103
Balance at December 31, 2018	149,400	$1,494	$1,192,813	$(1,183,335)	$10,972
Net loss	—	—	—	(43,751)	(43,751)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	25	—	68	—	68
Stock option and restricted stock compensation expense	—	—	5,007	—	5,007
Directors’ deferred share unit compensation	—	—	100	—	100
Balance at March 31, 2019	149,425	$1,494	$1,197,988	$(1,227,086)	$(27,604)
Net loss	—	—	—	(43,446)	(43,446)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	354	3	667	—	670
Restricted stock award	106	1	(1)	—	—
Stock option and restricted stock compensation expense	—	—	2,106	—	2,106
Directors’ deferred share unit compensation	—	—	100	—	100
Balance at June 30, 2019	149,885	$1,498	$1,200,860	$(1,270,532)	$(68,174)
Net loss	—	—	—	(21,750)	(21,750)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	30	—	73	—	73
Restricted stock award forfeitures	(227)	—	—	—	—
Stock option and restricted stock compensation expense	—	—	3,580	—	3,580
Directors’ deferred share unit compensation	—	—	46	—	46
Balance at September 30, 2019	149,688	$1,498	$1,204,559	$(1,292,282)	$(86,225)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Nine Months Ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(108,947)	$(127,044)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(32,102)	(22,873)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	11,525	8,203
Depreciation and amortization	3,277	6,192
Loss (gain) on sale/disposal of fixed assets and impairment charges	2,544	(30)
Operating lease right-of-use asset impairment	694	—
Stock and deferred share unit compensation	10,939	12,282
Deferred rent	—	(62)
Change in operating assets and liabilities:
Accounts receivable	1,607	534
Unbilled revenue/reimbursement	(2,392)	2,059
Inventory	—	(900)
Contract asset	500	(500)
Prepaid and other current assets	(499)	(3,353)
Operating lease right-of-use assets	994	—
Other assets	296	(144)
Accounts payable	(3,751)	1,420
Accrued compensation	2,336	(1,157)
Other accrued liabilities	(6,058)	7,898
Deferred revenue	65,050	(7,662)
Operating lease liability	(1,823)	—
Net cash used for operating activities	(55,810)	(125,137)
Cash flows from investing activities:
Purchases of property and equipment	(2,762)	(4,220)
Net cash used for investing activities	(2,762)	(4,220)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	811	2,943
Proceeds from common stock issuance, net of $395 of transaction costs	—	162,512
Net cash provided by financing activities	811	165,455
Net change in cash and cash equivalents	(57,761)	36,098
Cash and cash equivalents, beginning of period	262,252	267,107
Cash and cash equivalents, end of period	$204,491	$303,205

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

A.	Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-drug conjugates, or ADC, therapeutics. The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $108.9 million during the nine months ended September 30, 2019, and has an accumulated deficit of approximately $1.3 billion as of September 30, 2019. The Company has primarily funded these losses through payments received from its collaborations and equity and convertible debt financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future.

At September 30, 2019, the Company had $204.5 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources and expense reductions resulting from the operational changes announced in June 2019 will enable it to meet its operational expenses and capital expenditures for more than twelve months after the date these financial statements are issued. The Company may raise additional funds through equity or debt financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, and/or clinical projects.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2019, up through the date the Company issued these financial statements. Following the decision to discontinue development of IMGN779 in conjuction with the portfolio prioritization undertaken as part of the Company’s restructuring, Jazz Pharmaceuticals Ireland Limited provided notice in October 2019 of Opt-Out of the IMGN779 Collaboration Product pursuant to its Collaboration and Option Agreement with the Company. As a result, the Company will recognize as revenue in the fourth quarter $14.5 million of the $75 million of upfront arrangement consideration that was allocated to the material right for the IMGN779 license option. The Company did not have any other material recognizable or unrecognizable subsequent events during this period.

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

At September 30, 2019, the Company had the following material types of agreements with the parties identified below:

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

 Generally, development and commercialization licenses contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will earn payments upon the achievement of certain milestones and royalty payments, generally until the later of the last applicable patent expiration or 10 to 12 years after product launch. Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights and/or the presence of comparable competing products. In the case of Sanofi, its licenses are fully-paid and no further milestones or royalties will be received. In the case of Debiopharm, no royalties will be received. The Company previously made available research and manufacturing services under the development and commercialization licenses; following the Company’s restructuring in June 2019, these services have been discontinued. However, the Company may provide technology transfer services in connection with the out-licensing of product candidates initially developed by the Company at negotiated prices which are generally consistent with what other third parties would charge. The Company may also provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request research, achieve milestones, or become liable for royalty payments.

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

The Company recognizes revenue related to research services as the services are performed. The Company has also produced research material for potential collaborators under material transfer agreements. The Company is compensated at negotiated rates that are consistent with what other third parties would charge. The Company records amounts received for research materials produced or services performed as a component of research and development support revenue. As of third quarter 2019, the Company is no longer making research services available under its development and commercialization licenses.

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

The accounting for collaboration and option agreements and right-to-test agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered distinct performance obligations if they provide a collaborator with a material right. Factors that are considered in evaluating whether options convey a material right include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the fair value of the licenses, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. As of September 30, 2019, all right-to-test agreements have expired.

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

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed) and includes unexercised contract options that are considered material rights. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $145.9 million. The Company expects to recognize revenue on approximately 10%, 30% and 60% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively; however, it does not control when or if any collaborator will exercise its options for, or terminate existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract assets and contract liabilities during the nine months ended September 30, 2019 and 2018 (in thousands):

	Balance at			Balance at
Nine months ended September 30, 2019	December 31, 2018	Additions	Deductions	End of Period
Contract asset	$500	$—	$(500)	$—
Contract liabilities	$80,802	$65,287	$(237)	$145,852

	Balance at
	January 1, 2018				Balance at
Nine months ended September 30, 2018	(ASC 606 adoption)	Additions	Deductions	Impact of Netting	End of Period
Contract asset	$—	$500	$(5,000)	$5,000	$500
Contract liabilities	$89,967	$706	$(13,368)	$5,000	$82,305

The Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$79	$172	$237	$13,368
Performance obligations satisfied in previous periods	$—	$500	$5,000	$500

In accordance with ASC 606, a contract asset and related revenue of $500,000 was recorded for a probable milestone in the quarter ended September 30, 2018 pursuant to a license agreement with Fusion Pharmaceuticals, which was subsequently paid during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company received a $5 million regulatory milestone payment earned under its license agreement with Genentech, a member of the Roche Group. The full amount of the milestone was recognized as revenue in the period as the amount allocated to future rights to technological improvements was not material. Also during the nine months ended September 30, 2019, $65.2 million was recorded as deferred revenue as a result of a sale of the Company’s residual rights to receive royalty payments on commercial sales of Kadcyla® (ado-trastuzumab emtansine) as discussed in Note E, and $237,000 of amortization of deferred revenue was recorded related to numerous collaborators’ rights to technological improvements.

As a result of adoption of ASC 606, a contract asset of $5 million was recorded for a probable milestone under the Company’s license agreement with Takeda, which was netted against an approximate $1 million contract liability specifically related to the agreement. It was subsequently earned and paid during the nine months ended September 30, 2018. Also during the prior year period, as a result of Takeda not executing a second license it had available, or extending or expanding its right-to-test agreement, the Company recognized $10.9 million of revenue previously deferred, with a net reduction in deferred revenue of $5.9 million due to contract asset and contract liability netting. In addition, $750,000 of the deferred revenue balance at December 31, 2017 was recognized as revenue during the nine months ended September 30, 2018 upon completion of certain performance obligations under license agreements with Debiopharm and Fusion, $1.3 million of amortization of deferred revenue was recorded related to numerous collaborators’ rights to technological improvements, and $335,000 of revenue was recognized upon shipment of clinical materials to a partner.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government issued securities and high quality, short term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of September 30, 2019 and December 31, 2018. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of September 30, 2019 and December 31, 2018, the Company held $204.5 million and $262.3 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $730,000 of accrued capital expenditures as of September 30, 2018, which has been treated as a non-cash investing activity and, accordingly, is not reflected in the consolidated statement of cash flows. The Company had no accrued capital expenditures as of September 30, 2019.

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

As of September 30, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2019 (in thousands):

Fair Value Measurements at September 30, 2019 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$187,759	$187,759	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature. The estimated fair value of the convertible 4.5% senior notes (the “Convertible Notes”) approximates the gross carrying value of $2.1 million as of September 30, 2019. The estimated fair value and gross carrying amount was $2.8 million and $2.1 million, respectively, as of December 31, 2018. The fair value of the Convertible Notes is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in a market which is a Level 2 input for fair value purposes due to the low frequency of trades. There have been no trades since January 2018, so the fair value as of September 30, 2019 uses Level 3 inputs.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for the options and unvested restricted stock and the if-converted method for the Convertible Notes, are shown in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock/units at end of period	18,754	18,153	18,754	18,153
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock	731	3,153	926	3,378
Shares issuable upon conversion of convertible notes at end of period	501	501	501	501
Common stock equivalents under if-converted method for convertible notes	501	501	501	501

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of September 30, 2019, the Company is authorized to grant future awards under an employee share-based compensation plan, which is the ImmunoGen, Inc. 2018 Employee, Director and Consultant Equity Incentive Plan, or the 2018 Plan. The 2018 Plan provides for the issuance of stock grants, the grant of options, and the grant of stock-based awards for up to 7,500,000 shares of the Company’s common stock, as well as up to 19,500,000 shares of common stock, which represent awards granted under the two previous stock option plans, the ImmunoGen, Inc. 2006 or 2016 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company on or subsequent to June 20, 2018. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividend	None	None	None	None
Volatility	81.63%	71.91%	76.28%	70.99%
Risk-free interest rate	1.78%	2.89%	2.24%	2.72%
Expected life (years)	6.0	6.0	6.0	6.0

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2019 and 2018 were $1.68 and $6.11 per share, respectively, and $2.85 and $6.74 for options granted during the nine months ended September 30, 2019 and 2018, respectively.

A summary of option activity under the Company’s equity plans as of September 30, 2019, and changes during the nine month period then ended is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2018	15,564	$10.20
Granted	7,340	4.28
Exercised	(86)	2.53
Forfeited/Canceled	(5,712)	9.07
Outstanding at September 30, 2019	17,106	$8.08

There were approximately 3.7 million stock options included in the options outstanding balance as of June 30, 2019 that were expected to forfeit in the second half of 2019 in connection with the workforce reduction related to the restructuring event in the second quarter, the details of which are discussed further in Note G. The majority of these options were forfeited in the quarter ended September 30, 2019. Accordingly, the Company recorded an approximate $2.8 million credit to stock compensation expense in June 2019 as a result of the change in the forfeiture estimate.

In 2018, the Company granted 295,200 performance stock options to certain employees that will vest in two equal installments upon the achievement of specified performance goals within the next five years. At September 30, 2019, 168,200 of these options are still outstanding. The Company determined it is not currently probable that these performance goals will be achieved, and, therefore, no expense has been recorded to date. The fair value of the performance-based options that could be expensed in future periods, net of estimated forfeitures (inclusive of the impact of the recent restructuring event), is $850,000.

A summary of restricted stock and restricted stock unit activity under the Company’s equity plans as of September 30, 2019 and changes during the nine-month period ended September 30, 2019 is presented below (in thousands):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2018	1,816	$2.87
Awarded	631	2.55
Vested	(504)	2.64
Forfeited	(296)	2.56
Unvested at September 30, 2019	1,647	$2.88

In August 2016, February 2017, June 2017, and April 2019, the Company granted 117,800, 529,830, 239,000 and 106,000 shares of performance-based restricted common stock with grant date fair values of $3.15, $2.47, $4.71 and $2.82, respectively, to certain employees of the Company, which are reflected in the table above. Of these awarded shares, 219,130 have subsequently been forfeited. These restrictions will lapse in three equal installments upon the achievement of specified performance goals by August 12, 2021. The Company determined it is not currently probable that these performance goals will be achieved, and, therefore, no expense has been recorded to date. The fair value of the performance-based shares that could be expensed in future periods, net of estimated forfeitures (inclusive of the impact of the recent restructuring event), is $1.5 million.

During the nine months ended September 30, 2019, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 86,000 shares of common stock at prices ranging from $1.84 to $3.05 per share. The total proceeds to the Company from these option exercises were $217,000.

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

Stock compensation expense related to stock options and restricted stock awards granted under the stock plans was $3.6 million and $10.7 million during the three and nine months ended September 30, 2019, respectively, compared to stock compensation expense of $4.3 million and $12.0 million for the three and nine months ended September 30, 2018, respectively. The decrease in expense is primarily due to less awards expected to vest in the current periods compared to prior year periods as a result of the restructuring at the end of the second quarter. Stock compensation expense related to the ESPP was $53,000 and $345,000 for the three and nine months ended September 30, 2019 and $213,000 for the three and nine months ended September 30, 2018. As of September 30, 2019, the estimated fair value of unvested employee awards, exclusive of performance awards, was $23.8 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately two years. Also included in stock and deferred stock unit compensation expense in the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, is expense recorded for directors’ deferred share units, the details of which are discussed in Note F.

Segment Information

During the nine months ended September 30, 2019, the Company continued to operate in one operating segment, which is the business of development of monoclonal antibody-based anticancer therapeutics.

The percentages of revenues recognized from significant customers of the Company in the three and nine months ended September 30, 2019 and 2018 are included in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Collaborative Partner:	2019	2018	2019	2018
Roche	99%	77%	99%	57%
CytomX	-	14%	-	7%
Takeda	-	2%	-	29%

There were no other customers of the Company with significant revenues in the three or nine months ended September 30, 2019 and 2018.

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

C.Agreements

Significant Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a member of the Roche Group, an exclusive license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan, and numerous other countries. The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $32.1 million and $22.9 million of non-cash royalties on net sales of Kadcyla were recorded and included in non-cash royalty revenue for the nine months ended September 30, 2019 and 2018. Kadcyla sales occurring after January 1, 2015 were covered by a royalty purchase agreement whereby the associated cash, except for a residual tail, was remitted to Immunity Royalty Holdings, L.P, or IRH. In January 2019, the Company sold its residual tail to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million, as discussed further in Note E. Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on.

On May 3, 2019, Roche notified the Company that the U.S. Food and Drug Administration approved Kadcyla for adjuvant (after surgery) treatment of people with HER2-positive early breast cancer who have residual invasive disease after neoadjuvant (before surgery) taxane and Herceptin® (trastuzumab)-based treatment, resulting in a $5 million regulatory milestone payment to the Company for a first extended indication, which is included in license and milestone fees for the nine months ended September 30, 2019. The next potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a second extended indication as defined in the license.

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

Fusion

In December 2016, the Company entered into an exclusive license agreement to a specified target with Fusion Pharmaceuticals Inc. The Company is entitled to receive up to a total of $50 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$15 million; and sales milestones—$35 million. During the three months ended September 30, 2018, a development milestone related to dosing of a first patient in a Phase I clinical trial became probable of being attained, and accordingly, $500,000 was recorded as license and milestone fee revenue in the three and nine months ended September 30, 2018, which was subsequently paid in 2019. The next potential milestone payment the Company will be entitled to receive will be a $1.5 million development milestone payment with the initiation of a Phase II clinical trial. Fusion is responsible for the manufacturing, product development, and marketing of any products resulting from the license.

Debiopharm

In May 2017, Debiopharm acquired the Company’s IMGN529 program, a clinical-stage anti-CD37 ADC for the treatment of patients with B-cell malignancies. Under the terms of the Exclusive License and Asset Purchase agreement, the Company received a $25 million upfront payment for specified assets related to IMGN529 and a paid-up license to the Company’s ADC technology. Upon substantial completion of the transfer of the Company’s technologies related to the program (technology transfer) in the fourth quarter of 2017, the Company achieved a $5 million milestone, $4.5 million of which was received in December 2017 and the balance in January 2018 upon delivery of the final materials related to the transfer. Accordingly, $500,000 was recorded as license and milestone fee revenue in the nine months ended September 30, 2018. In addition, the Company is eligible for a second success-based milestone payment of $25 million upon IMGN529 entering a Phase 3 clinical trial. The milestone payment will be significantly reduced if Debiopharm commences an anti-CD37 ADC Phase 3 trial using the Company’s ADC technology but not ImmunoGen’s proprietary anti-CD37 antibody prior to IMGN529 entering a Phase 3 trial. The Company does not believe this scenario is likely to occur.

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

The remaining $2.1 million of Convertible Notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $71,000 and $70,000 of interest expense in each of the nine months ended September 30, 2019 and 2018, respectively. The Convertible Notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equal to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest.

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

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million (amount is net of $1.5 million in contingent broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as long-term deferred revenue and will be amortized as the cash related to the residual rights is received using the units of revenue approach. During the nine months ended September 30, 2019, the Company did not receive any royalties related to the residual rights, therefore, no revenue was recognized. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company will continue to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the nine-month period ended September 30, 2019 (in thousands):

Nine Months Ended
September 30, 2019
Liability related to sale of future royalties, net — beginning balance	$148,225
Kadcyla royalty payments received and paid	(28,224)
Non-cash interest expense recognized	11,513
Liability related to sale of future royalties, net — ending balance	$131,514

As royalties are remitted to OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the underlying license agreement with Genentech covering Kadcyla. The sum of these amounts less the $200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense results in an effective annual interest rate of 8.9%, and a current effective interest rate of 11.6% as of September 30, 2019. The Company periodically assesses the estimated royalty payments to OMERS and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

In addition, the royalty purchase agreement grants OMERS the right to receive certain reports and other information relating to the royalties and contains other representations and warranties, covenants, and indemnification obligations that are customary for a transaction of this nature.

F.	Capital Stock

2001 Non-Employee Director Stock Plan

During the nine months ended September 30, 2018, the Company recorded $31,000 in expense related to stock units outstanding under the Company’s 2001 Non-Employee Director Stock Plan, or the 2001 Plan. A market value of $72,000 for the stock units was paid to a retiring director in June 2018, effectively terminating the plan.

Compensation Policy for Non-Employee Directors

During the three and nine months ended September 30, 2019, the Company recorded $45,000 and $246,000 in compensation expense, respectively, related to deferred share units issued and outstanding under the Company’s Compensation Policy for Non-Employee Directors, compared to $101,000 and $258,000 in compensation expense recorded during the three and nine months ended September 30, 2018, respectively.

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

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive a fixed number of stock options on the date of the annual meeting of shareholders. These options vest quarterly over approximately one year from the date of grant. Any new directors will receive a pro-rated award, depending on their date of election to the Board. The directors received a total of 108,000 and 128,000 options in June 2019 and 2018, respectively, and the related compensation expense for the nine months ended September 30, 2019 and 2018 is included in the amounts discussed in the “Stock-Based Compensation” section of Note B above.

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

As a result of the workforce reduction, during the three months ended June 30, 2019, the Company recorded a $16.0 million charge for severance related to a pre-existing plan in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits, as such amounts were probable and reasonably estimable. The estimate was reduced during the quarter ended September 30, 2019 by $224,000 due to minor adjustments to the plan. The related cash payments will be substantially paid out by June 30, 2020. In addition, an anticipated charge of $3.8 million is expected to be incurred for incremental retention benefits over the same time period, of which approximately $1 million and $1.5 million was recorded during the three and nine months ended September 30, 2019.

A summary of activity against the corporate restructuring charge related to the employee terminations in 2019 is as follows:

Employee
Termination
Benefits Costs
Initial charge related to employee benefits - June 2019	$16,030
Additional charges/adjustments during the period	(224)
Payments during the period	(6,930)
Balance at September 30, 2019	$8,876

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

A summary of activity against the manufacturing restructuring charge related to the employee terminations in 2018 is as follows:

Employee
Termination
Benefits Costs
Balance at December 31, 2018	$841
Payments during the period	(841)
Balance at September 30, 2019	$—

2016 Corporate Restructuring

As a result of a workforce reduction in September 2016, the Company began seeking to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in 2016. During the nine months ended September 30, 2019, the Company recorded a $559,000 impairment charge related to this lease, which represents the remaining balance of the right to use asset as the likelihood of finding a sub-lessor has diminished significantly as the lease approaches termination. No such charges were recorded in the prior year period.

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

Upon adoption, a ROU asset of $17.6 million and a lease liability of $27.3 million were recorded and are identified separately in the Company’s consolidated balance sheets for the existing operating leases. There was no impact to the consolidated statements of operations. Upon adoption, the amount of the ROU assets recorded was offset by the applicable unamortized lease incentive and straight-line lease liability balances of $9.7 million, therefore, there was no impact to accumulated deficit. There were no initial direct costs related to the leases to consider. The Company’s operating lease liabilities related to its real estate lease agreements were calculated using a collateralized incremental borrowing rate. The Company’s operating lease liability related to its equipment lease was calculated using an implicit rate provided in the lease. The weighted average discount rate for the operating lease liability is approximately 11%. A 100 basis point change in the incremental borrowing rate would result in less than a $1 million impact to the ROU assets and liabilities recorded. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term, which for the nine months ended September 30, 2019 and 2018 was $3.3 million and $4.3 million, respectively, and is included in operating expenses in the consolidated income statements. Cash paid against operating lease liabilities during the nine months ended September 30, 2019 was $4.0 million. As of September 30, 2019, the Company’s ROU assets and lease liabilities for operating leases totaled $15.9 million and $25.5 million, respectively, and the weighted average remaining term of the operating leases is approximately six and a half years.

The Company’s finance leases consist entirely of single payment obligations that have been made for equipment. The related asset balances, net of accumulated amortization, of $1.2 million and $595,000 as of September 30, 2019 and December 31, 2018, respectively, are included in property and equipment in the consolidated balance sheets. Amortization expense of $237,000 and $139,000 for the nine months ended September 30, 2019 and 2018, respectively, is included in operating expenses in the consolidated income statements. There are no obligations under finance leases as of September 30, 2019, as all of the finance leases were single payment obligations which have all been made.

The maturities of operating lease liabilities discussed above are as follows (in thousands):

2019 (three months remaining)	$1,360
2020	5,485
2021	5,323
2022	5,389
2023	5,510
Thereafter	12,336
Total lease payments	35,403
Less imputed interest	(9,952)
Total lease liabilities	$25,451

In addition to the amounts in the table above, the Company is also responsible for variable operating costs and real estate taxes approximating $3.0 million per year through March 2026.

I.         Commitments and Contingencies

Collaborations

The Company is contractually obligated to make potential future success-based development, regulatory, or sales milestone payments in conjunction with certain collaborative agreements. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. As of September 30, 2019, the maximum amount that may be payable in the future under the Company’s current collaborative agreements is $80.0 million.

Manufacturing Commitments

In 2018, the Company executed a commercial agreement with one of its manufacturers for future production of antibody through calendar 2025. In May 2019, the agreement was amended to reduce the number of committed antibody batches for an agreed-upon exit fee, which was recorded as research and development expense in the first quarter of 2019. After further negotiations, the Company’s noncancelable commitment for future production is approximately €5 million at September 30, 2019.

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

In light of these developments, we undertook a review of our operations with the goals of prioritizing our portfolio and reducing our cost base to ensure that our cash resources will be sufficient to advance these programs through the next stages of development. Based on the outcomes of this operational review, we have established three strategic priorities for the business: secure initial approval and pursue label expansion for mirvetuximab in ovarian cancer; advance a select portfolio of three earlier-stage product candidates; and further strengthen our balance sheet through partnering. Consistent with these priorities, we have focused our operations on the following activities:

●	Initiate the registration study for mirvetuximab as a monotherapy for women with FRα-high, platinum-resistant ovarian cancer by the end of 2019;
●	Complete enrollment and continue follow up in the ongoing FORWARD II companion study of mirvetuximab in combination regimens;
●	Continue IMGN632 development in patients with relapsed acute myeloid leukemia (AML), blastic plasmacytoid dendritic cell neoplasm (BPDCN), and other CD123-positive hematologic malignancies in collaboration with Jazz Pharmaceuticals (Jazz);
●	Advance two additional assets that demonstrate our continued innovation in ADCs: IMGC936, which is in co-development for solid tumors with MacroGenics, Inc. (MacroGenics); and our next generation anti-FRα ADC, IMGN151, which is expected to enter development in mid-2020; and
●	Monetize our remaining portfolio and platform technologies through out-licensing transactions or asset sales.

Correspondingly, we have reduced ongoing expenses through the following portfolio prioritization and restructuring initiatives:

●	Discontinuation of the development of IMGN779 in adults with relapsed/refractory CD33-positive AML;
●	Suspension of all other research activities; and
●	Reduction of our workforce.

Mirvetuximab. Our proprietary portfolio is led by mirvetuximab soravtansine, a first-in-class ADC targeting FRα. Mirvetuximab has a differentiated profile with a distinct mechanism of action and is the first ADC to enter pivotal development for the treatment of ovarian cancer. It comprises a FRα-binding antibody, which serves to target the ADC to FRα-expressing cancer cells, and our potent DM4 payload agent to kill the targeted cancer cells. It has demonstrated activity in platinum-resistant and platinum-sensitive ovarian cancer with a safety profile that supports expanded use as a combination agent. It has been granted orphan drug status for ovarian cancer in the United States and the European Union, as well as Fast Track Designation by the FDA.

For mirvetuximab as a monotherapy, we presented full data from our Phase 3 FORWARD I clinical trial evaluating mirvetuximab compared to chemotherapy in women with FRα-positive, platinum-resistant ovarian cancer during an oral presentation at the European Society for Medical Oncology (ESMO) 2019 Congress in September. The FORWARD I trial did not meet its primary endpoint of PFS; however, mirvetuximab demonstrated consistent and meaningful efficacy signals in the FRα-high patient population sub group and was well-tolerated with a differentiated safety profile in both the intent-to-treat, or ITT, and FRα-high patient population.

In light of the lower levels of anti-tumor activity observed in the FORWARD I trial relative to previous studies with mirvetuximab, we undertook a comprehensive assessment of the factors that may have contributed to these outcomes in FORWARD I. Based on these exploratory analyses, we believe that the use of a simplified scoring method to assess tumor samples for FRα expression may have inadvertently introduced a population of patients into FORWARD I with lower levels of FRα than intended. Previous studies with mirvetuximab have used a PS2+ scoring method to assess tumor samples for FRα expression to determine enrollment eligibility. The PS2+ scoring method assesses both intensity of staining (0, 1+, 2+, or 3+) and percentage of tumor cells staining at each intensity, with at least 50% of cells with at least 2+ staining considered FRα medium and at least 75% of cells with at least 2+ staining considered FRα high. In preparation for potential launch of a companion diagnostic, a simplified scoring method to assess FRα expression, known as 10X scoring, was implemented for use in the FORWARD I study. Eligibility for enrollment in FORWARD I was determined by scoring the percentage of the patient’s tumor cells with positive membrane staining by ≤10X magnification without the need to separately assess the level of intensity of the staining. A bridging study conducted on patient samples from our Phase 1 monotherapy trial had indicated that the 10X scoring method was sufficient for patient selection: staining visible at ≤10X magnification correlated with higher intensity staining (2+ and 3+), with lower intensity staining visible only at higher magnification.

Comparison to the much larger dataset from patients enrolled in FORWARD I, however, suggested a significant population shift towards increased prevalence of FRα expression under the 10X scoring method as compared to the PS2+ scoring method. Rescoring of the FORWARD I tumor samples by an independent pathologist, blinded to treatment assignment, using the PS2+ method demonstrated that 34% of patients enrolled in FORWARD I had FRα levels below the intended enrollment level. In addition, the FRα-high subset enrolled in FORWARD I also contained a mixture of FRα expression when scored using the PS2+ method.

When we reassessed the FORWARD I tumor samples using the PS2+ scoring method, we determined that a significant percentage of patients included in FORWARD I had low levels of FRα expression that should have precluded enrollment of these patients in the trial. For those patients with medium or high levels of FRα expression upon rescoring, we observed efficacy outcomes for mirvetuximab much more in line with our previous experience, with improved activity correlating with FRα expression and the strongest treatment effect for all efficacy endpoints in the FRα high patient population intended to be enrolled in the trial. Compared with chemotherapy, mirvetuximab was associated with longer PFS (mPFS 5.6 months vs 3.2 months, HR 0.549 [95% CI 0.336, 0.897]), higher confirmed ORR (29% vs 6%), and longer OS (updated through August 2019: mOS 16.4 months vs 11.4 months, HR 0.678 [95% CI 0.410, 1.119]).

The findings of these exploratory analyses have informed the design of our planned Phase 3 registration trial of mirvetuximab in FRα-high patients. We recently met with the FDA and expect to meet with the European Medicines Agency, or EMA, before the end of 2019 to review the design of this trial, which we call MIRASOL. Pending the outcome of these regulatory discussions, we anticipate enrolling the first patient in this trial by the end of the 2019 with a topline readout expected in the first half of 2022.

Mirvetuximab is also being assessed in multiple combinations in FORWARD II, a Phase 1b/2 study, designed to expand the market opportunity into earlier lines of ovarian cancer. To date, we have presented combination data from more than 100 patients in cohorts combining mirvetuximab with Keytruda® (pembrolizumab), Avastin® (bevacizumab), and carboplatin. We presented mature data from the doublet cohort of mirvetuximab in combination with bevacizumab at the American Society of Clinical Oncology (ASCO) 2019 annual meeting, which demonstrated significant anti-tumor activity with durable responses and a favorable tolerability profile, particularly among the subset of patients who have received up to two prior lines of therapy and have medium or high levels of FRα expression. Based upon these data as well as previously reported outcomes with a carboplatin doublet, we have moved forward with a cohort assessing a triplet combination of mirvetuximab plus carboplatin and bevacizumab in patients with recurrent platinum-sensitive ovarian cancer. We completed enrollment of the triplet in late 2018 and reported initial data from this cohort at ESMO in September 2019. The initial data from the triplet combination of mirvetuximab demonstrated favorable anti-tumor responses as compared to those of other carboplatin and bevacizumab-based triplet studies. The combination of full dose mirvetuximab, carboplatin, and bevacizumab was well tolerated and no new safety signals were seen.

Finally, to address evolving market conditions, we are enrolling a second mirvetuximab plus bevacizumab cohort in patients with recurrent ovarian cancer, regardless of platinum status, for which we completed enrollment in the third quarter of this year.

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

In the second quarter of this year, we determined a Phase 2 dose and schedule for IMGN632 and have filed a new protocol to move forward with combination studies in relapsed refractory AML as well as monotherapy in front-line patients with minimal residual disease following induction therapy. In addition, we continue to enroll relapsed refractory BPDCN patients under our existing protocol. We will share data for both AML and BPDCN patients at ASH in December.

Preclinical Programs. We continue to advance select preclinical programs, led by IMGC936. IMGC936 is a first-in-class ADC targeting ADAM9, an enzyme overexpressed in a range of solid tumors and implicated in tumor progression and metastasis. This ADC incorporates a number of innovations, including antibody engineering to extend half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker for improved stability and bystander activity. We reported encouraging preclinical safety and activity data from this program at the American Association of Cancer Research (AACR) meeting and expect the IND for IMGC936 to be filed in the first half of 2020. Finally, we expect our next generation anti-folate receptor alpha candidate, IMGN151, to move into preclinical development next year.

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

To date, we have not generated revenues from commercial sales of internal products and we expect to incur significant operating losses for the foreseeable future. As of September 30, 2019, we had $204.5 million in cash and cash equivalents compared to $262.3 million as of December 31, 2018.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2019 and 2018

Revenues

Our total revenues for the three months ended September 30, 2019 and 2018 were $13.3 million and $10.9 million, respectively. The $2.4 million increase in revenues in the three months ended September 30, 2019 from the same period in the prior year is attributable to an increase in royalty revenue, which is discussed further below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year. License and milestone fee revenue was $79,000 and $672,000 for the three months ended September 30, 2019 and 2018, respectively. During the quarter ended September 30, 2018, a development milestone under a license agreement with Fusion was deemed probable, and accordingly, $500,000 was included in license and milestone fees in the period.

Deferred revenue of $145.9 million as of September 30, 2019 includes a $75 million upfront payment related to the license options granted to Jazz in August 2017 and $65.2 million related to the sale of our residual rights to receive royalty payments on commercial sales of Kadcyla, with the remainder of the balance primarily representing consideration received from our collaborators pursuant to our license agreements which we have yet to earn pursuant to our revenue recognition policy.

Royalty revenue

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with ASC 606, however, we record an estimate of the amount of royalties earned on Kadcyla sales within the period. Consistent with this policy, we recorded $13.2 million and $8.4 million of non-cash royalties on net sales of Kadcyla for the three-month periods ended September 30, 2019 and 2018, respectively. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash was remitted to Immunity Royalty Holdings, L.P., subject to a residual cap. In January 2019, we sold our residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million (amount is net of $1.5 million of contingent broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, thereby obtaining the rights to 100% of the royalties received from that date on. See further details regarding the royalty obligation in Note E of the Consolidated Financial Statements.

Research and development support revenue

The amount of research and development support revenue we earn is directly related to requests we receive from collaborators for research and development work under our agreements with them. There was no research and development support revenue for the three months ended September 30, 2019 compared with $388,000 for the three months ended September 30, 2018. Following our restructuring in June 2019, we have discontinued providing such services.

Clinical materials revenue

Clinical materials revenue was $1.4 million for the three months ended September 30, 2018. We decommissioned our manufacturing facility in 2018 and no longer produce preclinical and clinical materials on behalf of our collaborators.

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

Research and development expense for the three months ended September 30, 2019 decreased $26.2 million to $21.0 million from $47.2 million for the three months ended September 30, 2018, due primarily to lower personnel expenses, lower allocation of facility-related expenses and lower contract service expenses resulting from the restructuring of the business at the end of the second quarter of 2019, lower clinical trial costs in the current period driven by greater activity in the FORWARD I Phase 3 clinical trial during the prior year period, and lower external manufacturing costs driven by activity to support commercial validation of mirvetuximab soravtansine in the prior year period. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended
	September 30,
Research and Development Expense Category	2019	2018
Research	$1,555	$5,761
Preclinical and Clinical Testing	13,301	21,229
Process and Product Development	1,265	3,050
Manufacturing Operations	4,894	17,203
Total Research and Development Expense	$21,015	$47,243

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facility expenses, and lab supplies. Research expenses for the three months ended September 30, 2019 decreased $4.2 million compared to the three months ended September 30, 2018, principally due to a decrease in personnel expenses, lab supplies and facility expense allocation as a result of the restructuring of the business.

Preclinical and Clinical Testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2019 decreased $7.9 million to $13.3 million compared to $21.2 million for the three months ended September 30, 2018. This decrease is primarily the result of: (i) lower clinical trial costs principally driven by greater FORWARD I activity in the prior period;
(ii) lower contract services due to greater activity in the prior year period related to regulatory and commercial-readiness efforts to advance mirvetuximab soravtansine; (iii) lower personnel expenses resulting from the restructuring of the business; and, (iv) a higher credit recorded against IMGN632 and IMGN779 costs in the current period pursuant to our cost-sharing agreement with Jazz due largely to an increased reimbursement cap for calendar 2019.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services, and facility expenses. For the three months ended September 30, 2019, total process and product development expenses decreased $1.8 million compared to the three months ended September 30, 2018. This decrease is principally due to a decrease in personnel expenses and facility expense allocation as a result of the restructuring of the business.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture or have manufactured preclinical and clinical materials for our own and our collaborator’s product candidates, quality control and quality assurance activities, and costs to support the operation and maintenance of our drug substance manufacturing facility, which we ramped-down in 2018 and decommissioned in February 2019. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the three months ended September 30, 2019, manufacturing operations expense decreased $12.3 million to $4.9 million compared to $17.2 million in the same period last year. This decrease is principally the result of lower antibody costs driven by activity to support commercial validation of mirvetuximab soravtansine in the prior year period, and lower personnel and facility-related expenses resulting from the shut-down of our manufacturing facility in late 2018 and the recent restructuring of the business.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 increased $861,000 compared to the same period last year due primarily to a greater allocation of facility-related expenses related to excess laboratory and office space, partially offset by a decrease in personnel expenses resulting from the recent restructuring.

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

As a result of the workforce reduction, we recorded a charge of $16.0 million for severance related to a pre-existing plan in June 2019, which has been subsequently reduced to $15.8 million due to minor adjustments to the plan. The related cash payments will be substantially paid out by June 30, 2020. In addition, a charge of $3.8 million is expected to be recorded for incremental retention benefits in the same time period, of which approximately $1.0 million was recorded during the three months ended September 30, 2019.

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

In connection with the implementation of the new operating model, we recorded a charge of $1.2 million for severance related to a pre-existing plan in the first quarter of 2018. Additional expense was recorded for incremental retention benefits over the remaining service period of the related employees, which totaled $846,000 for the three months ended September 30, 2018, all of which was paid out by the end of 2018. Cash payments related to severance were substantially paid out by the end of the second quarter of 2019.

Investment Income, net

Investment income for the three months ended September 30, 2019 and 2018 was $1.0 million and $1.4 million, respectively. The decrease in the current period is due to a lower average cash balance driven largely by $162.5 million of net proceeds generated from a public offering of common stock in June 2018.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. Once the applicable threshold was met, if ever, the Company would thereafter have received 85% and IRH would have received 15% of the Kadcyla royalties for the remaining royalty term. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold as described above. As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the three months ended September 30, 2019 and 2018, we recorded $4.3 million and $2.5 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 11.6%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other Expense, net

Other expense, net for the three months ended September 30, 2019 and 2018 was $521,000 and $75,000, respectively. These amounts were substantially foreign currency exchange losses related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill those obligations during the respective periods.

Comparison of Nine Months ended September 30, 2019 and 2018

Revenues

Our total revenues for the nine months ended September 30, 2019 and 2018 were $37.4 million and $40.0 million, respectively. The $2.6 million decrease in revenues in the nine months ended September 30, 2019 from the same period in the prior year is attributable to decreases in license and milestone fees, research and development support revenue and clinical materials revenue, partially offset by an increase in royalty revenue, which is discussed further below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year. License and milestone fee revenue was $5.2 million and $13.5 million for the nine months ended September 30, 2019 and 2018, respectively. Included in license and milestone fees for the nine months ended September 30, 2019 is a $5 million regulatory milestone achieved under our license agreement with Genentech, a member of the Roche Group. Included in license and milestone fees for the prior period is $10.9 million of previously deferred license revenue earned upon the expiration of the right to execute a license or extend the research term specified under the right-to-test agreement with Takeda, a $500,000 development milestone under a license agreement with Fusion which was deemed probable, and a $500,000 payment received in January 2018 related to the completed technology transfer of IMGN529 to Debiopharm. In May 2018, Novartis terminated one of its six development and commercialization licenses. As a result, we recorded the remaining $978,000 balance of the upfront payment that had been allocated to future performance obligations under this license as revenue, which is included in license and milestone fees for the nine months ended September 30, 2018.

Royalty revenue

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with ASC 606, however, we record an estimate of the amount of royalties earned on Kadcyla sales within the period. Consistent with this policy, we recorded $32.1 million and $22.9 million of non-cash royalties on net sales of Kadcyla for the nine-month periods ended September 30, 2019 and 2018, respectively. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash was remitted to Immunity Royalty Holdings, L.P., subject to a residual cap. In January 2019, we sold our residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million (amount is net of $1.5 million of contingent broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, thereby obtaining the rights to 100% of the royalties received from and after that date. See further details regarding the royalty obligation in Note E of the Consolidated Financial Statements.

Research and development support revenue

Research and development support revenue was $68,000 for the nine months ended September 30, 2019 compared with $1.2 million for the nine months ended September 30, 2018. The amount of research and development support revenue we earn is directly related to requests we receive from collaborators for research and development work under our agreements with them, and as such, the amount of these fees may vary widely from quarter to quarter and year to year. Additionally, as a result of the restructuring at the end of the second quarter of 2019, we stopped providing such services.

Clinical materials revenue

Clinical materials revenue was $2.5 million for the nine months ended September 30, 2018. We decommissioned our manufacturing facility in 2018 and no longer produce preclinical and clinical materials on behalf of our collaborators.

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

Research and development expense for the nine months ended September 30, 2019 decreased $42.3 million to $88.5 million from $130.8 million for the nine months ended September 30, 2018, due primarily to: (i) decreased clinical trial costs primarily related to the FORWARD I Phase 3 study; (ii) lower antibody costs driven by activity to support commercial validation of mirvetuximab soravtansine in the prior year period; (iii) lower facility-related costs, including depreciation expense, and personnel expenses related to the shut-down of our Norwood facility in 2018; (iv) lower personnel expenses resulting from the restructuring of the business at the end of the second quarter of 2019; and (v) a higher credit recorded against IMGN632, IMGN779, and IMGC936 development costs in the current period compared to the prior period resulting from cost-sharing with Jazz and MacroGenics pursuant to our respective collaboration agreements. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Nine Months Ended
	September 30,
Research and Development Expense Category	2019	2018
Research	$12,055	$17,638
Preclinical and Clinical Testing	52,791	68,094
Process and Product Development	6,577	8,715
Manufacturing Operations	17,044	36,328
Total Research and Development Expense	$88,467	$130,775

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facility expenses, and lab supplies. Research expenses for the nine months ended September 30, 2019 decreased $5.6 million compared to the nine months ended September 30, 2018. This decrease is principally due to a decrease in personnel expenses, lab supplies, and facility expense allocation as a result of the restructuring of the business.

Preclinical and Clinical Testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of our own clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the nine months ended September 30, 2019 decreased $15.3 million to $52.8 million compared to $68.1 million for the nine months ended September 30, 2018. This decrease is primarily the result of lower clinical trial costs principally driven by greater FORWARD I activity in the prior period, lower personnel expenses resulting from the restructuring of the business, and a higher credit recorded against IMGN779, IMGN632, and IMGC936 development costs in the current period compared to the prior period resulting from cost-sharing with Jazz and MacroGenics. Partially offsetting these decreases, contract services increased due to substantially greater activity related to our mirvetuximab soravtansine and IMGC936 programs in the current period.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services, and facility expenses. For the nine months ended September 30, 2019, total process and product development expenses decreased $2.1 million compared to the nine months ended September 30, 2018. This decrease is principally due to a decrease in personnel expenses, lab supplies, and facility expense allocation as a result of the restructuring of the business, and a higher credit recorded against IMGN779, IMGN632, and IMGC936 development costs in the current period compared to the prior period resulting from cost-sharing with Jazz and MacroGenics.

Manufacturing Operations

Manufacturing operations expense includes costs to manufacture preclinical and clinical materials for our own and our collaborator’s product candidates, quality control and quality assurance activities, and costs to support the operation and maintenance of our drug substance manufacturing facility, which we ramped-down in 2018 and decommissioned in February 2019. Such expenses include personnel, raw materials for our and our collaborators’ preclinical studies and clinical trials, development costs with contract manufacturing organizations, manufacturing supplies, and facilities expense. For the nine months ended September 30, 2019, manufacturing operations expense decreased $19.3 million to $17.0 million compared to $36.3 million in the same period last year. This decrease is principally the result of lower antibody costs driven by activity to support commercial validation of mirvetuximab soravtansine in the prior year period, and lower personnel and facility-related expenses, including amortization of leasehold improvements, resulting from the shut-down of our manufacturing facility in late 2018, as well as related to the recent restructuring of the business.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 increased $1.7 million compared to the same period last year. This increase is principally due to greater stock compensation expense and greater facility expense allocation related to excess laboratory and office space resulting from the recent restructuring, partially offset by a decrease in other personnel expenses resulting from the recent restructuring.

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

As a result of the workforce reduction, we recorded a charge of $16.0 million for severance related to a pre-existing plan in June 2019, which has been subsequently reduced to $15.8 million due to minor adjustments to the plan. The related cash payments will be substantially paid out by June 30, 2020. In addition, a charge of $3.8 million is expected to be recorded for incremental retention benefits in the same time period, of which approximately $1.5 million was recorded during the nine months ended September 30, 2019.

In addition to the termination benefits and other related charges, we will seek to sub-lease the majority of the laboratory and office space at 830 Winter Street in Waltham, Massachusetts and dispose of excess equipment. In performing the impairment test, we recorded a charge of $2.5 million in June 2019 to write down the equipment to fair value, however, we determined the right-to-use asset related to the lease was recoverable, therefore, no impairment was recorded.

As a result of a workforce reduction in September 2016, the Company began seeking to sub-lease 10,281 square feet of unoccupied office space at 930 Winter Street in Waltham, Massachusetts that was leased in 2016. During the nine months ended September 30, 2019, the Company recorded $559,000 of impairment charges related to this lease, which represents the remaining balance of the right to use asset as the likelihood of finding a sub-lessor has diminished significantly as the lease approaches termination.

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

In connection with the implementation of the new operating model, we recorded a charge of $1.2 million for severance related to a pre-existing plan in the first quarter of 2018. Additional expense was recorded for incremental retention benefits over the remaining service period of the related employees, which totaled $1.9 million for the nine months ended September 30, 2018, all of which was paid out by the end of 2018. Additionally, certain options held by the employees to be separated were modified to extend the exercise period, resulting in a stock compensation charge of $157,000 in the first quarter of 2018. Cash payments related to severance were substantially paid out by the end of the second quarter of 2019.

Investment Income, net

Investment income for the nine months ended September 30, 2019 and 2018 was $3.7 million and $2.8 million, respectively. The increase in the current period is due to greater yields obtained in the current year.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, until IRH has received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. Once the applicable threshold was met, if ever, the Company would thereafter have received 85% and IRH would have received 15% of the Kadcyla royalties for the remaining royalty term. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold as described above. As described in Note E to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the nine months ended September 30, 2019 and 2018, we recorded $11.5 million and $8.2 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 11.6%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other Expense, net

Other expense, net for the nine months ended September 30, 2019 and 2018 was $425,000 and $590,000, respectively. These amounts were substantially foreign currency exchange losses related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill those obligations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

(amounts in tables in thousands)

	As of
	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$204,491	$262,252
Working capital	137,507	208,121
Shareholders’ (deficit) equity	(86,225)	10,972

	Nine Months Ended September 30,
	2019	2018
Cash used for operating activities	$(55,810)	$(125,137)
Cash used for investing activities	(2,762)	(4,220)
Cash provided by financing activities	811	165,455

Cash Flows

We require cash to fund our operating expenses, including the advancement of our own clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in public markets and payments from our collaborators, including license fees, milestones, research funding, and royalties. We have also monetized our rights to receive royalties on Kadcyla for up-front consideration. As of September 30, 2019, we had $204.5 million in cash and cash equivalents. Net cash used for operations was $55.8 million and $125.1 million for the nine months ended September 30, 2019 and 2018, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, with the current period benefiting from $65.2 million of net proceeds from the sale of our residual rights to royalty payments on net sales of Kadcyla.

Net cash used for investing activities was $2.8 million and $4.2 million for the nine months ended September 30, 2019 and 2018, respectively, and represents cash outflows for capital expenditures, primarily for the purchase of new equipment.

Net cash provided by financing activities was $811,000 and $165.5 million for the nine months ended September 30, 2019 and 2018, respectively. In June 2018, pursuant to a public offering, we issued and sold 15.8 million shares of our common stock resulting in net proceeds of $162.5 million. Also included in the nine months ended September 30, 2019 and 2018 is $217,000 and $2.9 million, respectively, of proceeds generated from the exercise of approximately 86,000 and 595,000 stock options, respectively.

We anticipate that our current capital resources and expense reductions resulting from the operational changes we announced in June 2019 will enable us to meet our operational expenses and capital expenditures for more than twelve months after the date of this report. We may raise additional funds through equity and debt financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. We cannot provide assurance that such collaborative agreement funding will, in fact, be received. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may elect or be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

In 2018, the Company executed a commercial agreement with one of its manufacturers for future production of antibody through calendar 2025. In May 2019, the agreement was amended to reduce the number of committed antibody batches for an agreed-upon exit fee, which was determined probable and recorded as research and development expense in the first quarter of 2019. After further negotiations, our noncancelable commitment for future production is approximately €5 million at September 30, 2019.

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

ITEM 5. Other Information

None

ITEM 6.      Exhibits

Exhibit No.		Description
10.1		Employee Stock Purchase Plan, as amended through September 27, 2019
31.1		Certification of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the quarterly report on Form 10-Q of ImmunoGen, Inc. for the quarter ended September 30, 2019 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s (Deficit) Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: November 5, 2019	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)