Form 10-Q
period 2020-06-30
ImmunoGen, Inc.
filed 2020-08-05
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Shares of common stock, par value $.01 per share: 174,542,115 shares outstanding as of July 30, 2020.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

Item		Page Number
	Part I
	Financial Information
1.	Financial Statements (Unaudited)	2

1a.	Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	2

1b.	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019	3

1c.	Consolidated Statements of Shareholders’ (Deficit) Equity for the three months ended March 31 and June 30, 2020 and the three months ended March 31, June 30, September 30, and December 31, 2019	4

1d.	Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019	5

1e.	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosures about Market Risk	30

4.	Controls and Procedures	30

	Part II
	Other Information
1A.	Risk Factors	30

6.	Exhibits	32

	Signatures	33

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

These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties, and other factors are described in detail in the “Risk Factors” section and in other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020 as updated and/or supplemented in subsequent filings with the SEC. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$219,506	$176,225
Accounts receivable	313	7,500
Unbilled revenue/reimbursement	5	1,001
Contract assets	1,042	3,631
Non-cash royalty receivable	14,079	15,116
Prepaid and other current assets	6,426	5,425
Total current assets	241,371	208,898
Property and equipment, net of accumulated depreciation	5,902	6,993
Operating lease right-of-use assets	14,864	15,587
Other assets	7,591	3,784
Total assets	$269,728	$235,262
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$12,739	$9,933
Accrued compensation	4,321	8,991
Other accrued liabilities	15,363	13,932
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $470 and $635, respectively	55,213	41,274
Current portion of operating lease liability	3,163	2,971
Current portion of deferred revenue	80	309
Total current liabilities	90,879	77,410
Deferred revenue, net of current portion	126,535	127,123
Operating lease liability, net of current portion	20,171	21,798
Convertible 4.5% senior notes, net of deferred financing costs of $15 and $22, respectively	2,085	2,078
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $699 and $859, respectively	51,994	82,267
Other long-term liabilities	2,587	707
Total liabilities	294,251	311,383
Commitments and contingencies (Note I)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding as of June 30, 2020 and December 31, 2020	—	—
Common stock, $.01 par value; authorized 300,000 shares; issued and outstanding 174,540 and 150,136 shares as of June 30, 2020 and December 31, 2019, respectively	1,745	1,501
Additional paid-in capital	1,314,586	1,209,846
Accumulated deficit	(1,340,854)	(1,287,468)
Total shareholders’ deficit	(24,523)	(76,121)
Total liabilities and shareholders’ deficit	$269,728	$235,262

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
License and milestone fees	$945	$5,079	$1,228	$5,158
Non-cash royalty revenue related to the sale of future royalties	14,075	10,412	27,072	18,900
Research and development support	5	51	12	68
Total revenues	15,025	15,542	28,312	24,126
Operating expenses:
Research and development	22,921	28,559	50,329	67,452
General and administrative	9,767	8,700	18,631	19,478
Restructuring charge	699	19,342	1,524	19,901
Total operating expenses	33,387	56,601	70,484	106,831
Loss from operations	(18,362)	(41,059)	(42,172)	(82,705)
Investment income, net	62	1,287	708	2,709
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(6,081)	(3,818)	(11,783)	(7,250)
Interest expense on convertible senior notes	(23)	(23)	(47)	(47)
Other income (expense), net	106	167	(92)	96
Net loss	$(24,298)	$(43,446)	$(53,386)	$(87,197)
Basic and diluted net loss per common share	$(0.14)	$(0.29)	$(0.31)	$(0.59)
Basic and diluted weighted average common shares outstanding	174,354	148,129	171,055	147,972
Total comprehensive loss	$(24,298)	$(43,446)	$(53,386)	$(87,197)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2018	149,400	$1,494	$1,192,813	$(1,183,335)	$10,972
Net loss	—	—	—	(43,751)	(43,751)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	25	—	68	—	68
Stock option and restricted stock compensation expense	—	—	5,007	—	5,007
Directors’ deferred share unit compensation	—	—	100	—	100
Balance at March 31, 2019	149,425	$1,494	$1,197,988	$(1,227,086)	$(27,604)
Net loss	—	—	—	(43,446)	(43,446)
Issuance of common stock pursuant to stock plans	354	3	667	—	670
Restricted stock award	106	1	(1)	—	—
Stock option and restricted stock compensation expense	—	—	2,106	—	2,106
Directors’ deferred share unit compensation	—	—	100	—	100
Balance at June 30, 2019	149,885	$1,498	$1,200,860	$(1,270,532)	$(68,174)
Net loss	—	—	—	(21,750)	(21,750)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	30	—	73	—	73
Restricted stock award forfeitures	(227)	—	—	—	—
Stock option and restricted stock compensation expense	—	—	3,580	—	3,580
Directors’ deferred share unit compensation	—	—	46	—	46
Balance at September 30, 2019	149,688	$1,498	$1,204,559	$(1,292,282)	$(86,225)
Net income	—	—	—	4,814	4,814
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	741	7	2,054	—	2,061
Restricted stock award, net of forfeitures	(293)	(4)	4	—	—
Stock option and restricted stock compensation expense	—	—	3,138	—	3,138
Directors’ deferred share unit compensation	—	—	91	—	91
Balance at December 31, 2019	150,136	$1,501	$1,209,846	$(1,287,468)	$(76,121)
Net loss	—	—	—	(29,088)	(29,088)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	86	1	239	—	240
Issuance of common stock, net of issuance costs	24,524	245	97,499	—	97,744
Restricted stock units vested	2	—	—	—	—
Restricted stock award forfeitures	(487)	(4)	4	—	—
Stock option and restricted stock compensation expense	—	—	3,122	—	3,122
Balance at March 31, 2020	174,261	$1,743	$1,310,710	$(1,316,556)	$(4,103)
Net loss	—	—	—	(24,298)	(24,298)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	122	1	424	—	425
Adjustment of issuance costs	—	—	(1)	—	(1)
Restricted stock units vested	157	1	(1)	—	—
Stock option and restricted stock compensation expense	—	—	3,409	—	3,409
Directors’ deferred share unit compensation	—	—	45	—	45
Balance at June 30, 2020	174,540	$1,745	$1,314,586	$(1,340,854)	$(24,523)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Six Months Ended
	June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(53,386)	$(87,197)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(27,072)	(18,900)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	11,783	7,250
Depreciation and amortization	1,045	2,438
(Gain) loss on sale/disposal of fixed assets and impairment charges	(691)	2,404
Operating lease right-of-use asset impairment	—	559
Stock and deferred share unit compensation	6,576	7,313
Change in operating assets and liabilities:
Accounts receivable	7,187	1,701
Unbilled revenue/reimbursement	996	(1,857)
Contract asset	2,589	500
Prepaid and other current assets	(1,001)	(2,187)
Operating lease right-of-use assets	723	664
Other assets	(3,807)	1,859
Accounts payable	2,161	(3,199)
Accrued compensation	(4,191)	9,238
Other accrued liabilities	2,832	(5,346)
Deferred revenue	(817)	65,129
Operating lease liability	(1,435)	(1,179)
Net cash used for operating activities	(56,508)	(20,810)
Cash flows from investing activities:
Purchases of property and equipment	(44)	(2,355)
Proceeds from sale of equipment	1,426	—
Net cash provided by (used for) investing activities	1,382	(2,355)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	664	738
Proceeds from common stock issuance, net of $230 of transaction costs	97,743	—
Net cash provided by financing activities	98,407	738
Net change in cash and cash equivalents	43,281	(22,427)
Cash and cash equivalents, beginning of period	176,225	262,252
Cash and cash equivalents, end of period	$219,506	$239,825

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

A.	Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-drug conjugates, or ADCs. The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $53.4 million during the six months ended June 30, 2020, and has an accumulated deficit of approximately $1.3 billion as of June 30, 2020. The Company has primarily funded these losses through payments received from its collaborations and equity, convertible debt, and other financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future.

At June 30, 2020, the Company had $219.5 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources will enable it to meet its operational expenses and capital expenditures for more than twelve months after the date these financial statements are issued. The Company may raise additional funds through equity, debt, or other financings, or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. There can be no assurance that the Company will be able to obtain additional debt, equity, or other financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, and/or clinical projects.

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

B.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited, ImmunoGen BioPharma (Ireland) Limited, and Hurricane, LLC. All intercompany transactions and balances have been eliminated. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The December 31, 2019 consolidated balance sheet presented for comparative purposes was derived from the Company’s audited financial statements, and certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 11, 2020.

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2020, up through the date the Company issued these financial statements. The Company did not have any material recognized or unrecognized subsequent events during this period.

Revenue Recognition

The Company enters into licensing and development agreements with collaborators for the development of ADCs. The terms of these agreements contain multiple promised goods and services which may include (i) licenses, or options to obtain licenses, to the Company’s ADC technology, (ii) rights to future technological improvements, and (iii)

miscellaneous other activities to be performed on behalf of the collaborative partner. Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments for miscellaneous other activities, payments based upon the achievement of certain milestones, and royalties on product sales. The Company follows the provisions of Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers (ASC 606) in accounting for these agreements.

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

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, based on whether each promised good or service is distinct from other promised goods and services. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the selling price for each performance obligation that was identified in the contract, which is discussed in further detail below.

At June 30, 2020, the Company had the following types of material agreements with the parties identified below:

●	Development and commercialization licenses, which provide the counterparty with the right to use the Company’s ADC technology and/or certain other intellectual property to develop and commercialize anticancer compounds to a specified antigen target:

Bayer (one exclusive single-target license)

Biotest (one exclusive single-target license – pending termination)

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

Novartis (five exclusive single-target licenses)

Oxford BioTherapeutics/Menarini (one exclusive single target license sublicensed from Amgen)

Roche, through its Genentech unit (five exclusive single-target licenses)

Sanofi (five fully-paid, exclusive single-target licenses)

Takeda, through its wholly owned subsidiary, Millennium Pharmaceuticals, Inc. (one exclusive single-target license – pending termination)

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

 Generally, development and commercialization licenses contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will earn payments upon the achievement of certain milestones and royalty payments, generally until the later of the last applicable patent expiration or a fixed period of years after product launch. Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights and/or the presence of comparable competing products. In the case of Sanofi, its licenses are fully-paid and no further milestones or royalties will be received. In the case of Debiopharm, no royalties will be received. The Company may also provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request research, achieve milestones, or become liable for royalty payments.

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

The accounting for collaboration and option agreements and right-to-test agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered distinct performance obligations if they provide a collaborator with a material right. Factors that are considered in evaluating whether options convey a material right include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the fair value of the licenses, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. As of June 30, 2020, all right-to-test agreements have expired.

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

In determining whether a collaboration and option agreement is within the scope of ASC 808, Collaborative Arrangements, management evaluates the level of involvement of both companies in the development and commercialization of the products to determine if both parties are active participants and if both parties are exposed to risks and rewards dependent on the commercial success of the licensed products. If the agreement is determined to be within the scope of ASC 808, the Company segregates the research and development activities and the related cost sharing arrangement. Payments made by the Company for such activities will be recorded as research and development expense and reimbursements received from its partner will be recognized as an offset to research and development expense.

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed) and includes unexercised contract options that are considered material rights. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $126.6 million. The Company expects to recognize revenue on approximately 90% and 10% of the remaining performance obligations over the next 13 to 60 months and 61 to 120 months, respectively; however, it does not control when or if any collaborator will exercise its options for, or terminate existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract assets and contract liabilities during the six months ended June 30, 2020 and 2019 (in thousands):

	Balance at				Balance at
Six months ended June 30, 2020	December 31, 2019	Additions	Deductions	Impact of Netting	June 30, 2020
Contract asset	$3,631	$—	$(3,000)	$411	$1,042
Contract liabilities	$127,432	$—	$(1,228)	$411	$126,615

	Balance at			Balance at
Six months ended June 30, 2019	December 31, 2018	Additions	Deductions	June 30, 2019
Contract asset	$500	$—	$(500)	$—
Contract liabilities	$80,802	$65,287	$(158)	$145,931

The Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$945	$79	$1,228	$158
Performance obligations satisfied in previous periods	$—	$5,000	$—	$5,000

During the six months ended June 30, 2020, the Company recorded $200,000 as license and milestone fee revenue for delivery of certain materials to CytomX that had been previously deferred, and $1.0 million of amortization related to numerous collaborators’ rights to technological improvements, which includes $870,000 related to a notice of termination of the license agreement with Takeda. Additionally, a contract asset of $2.7 million, net of a $0.3 million related contract liability, was recorded for a probable milestone in 2019 pursuant to a license agreement with CytomX, which was subsequently achieved and paid during the six months ended June 30, 2020.

A contract asset of $500,000 was recorded for a probable milestone in 2018 pursuant to a license agreement with Fusion Pharmaceuticals, which was subsequently paid during the six months ended June 30, 2019. During the three and six months ended June 30, 2019, the Company received a $5.0 million regulatory milestone payment earned under its license agreement with Genentech, a member of the Roche Group. The full amount of the milestone was recognized as revenue in the period as the amount allocated to future rights to technological improvements was not material. Also during the six months ended June 30, 2019, $65.2 million was recorded as deferred revenue as a result of a sale of the Company’s residual rights to receive royalty payments on commercial sales of Kadcyla® (ado-trastuzumab emtansine) as discussed in

Note E, and $158,000 of amortization of deferred revenue was recorded related to numerous collaborators’ rights to technological improvements.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of June 30, 2020 and December 31, 2019. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of June 30, 2020 and December 31, 2019, the Company held $219.5 million and $176.2 million, respectively, in cash and money market funds, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $645,000 of accrued capital expenditures as of June 30, 2020 which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows. The Company had no accrued capital expenditures as of December 31, 2019.

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

As of June 30, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2020 (in thousands):

Fair Value Measurements at June 30, 2020 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$204,807	$204,807	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature. The estimated fair value of the convertible 4.5% senior notes (the “Convertible Notes”) and gross carrying value is $3.0 million and $2.1 million, respectively, as of June 30, 2020 and had the same values as of December 31, 2019. The fair value of the Convertible Notes is influenced by interest rates, the Company’s stock price and stock price volatility, and by prices observed in trading activity for the Convertible Notes. However, because there have been no trades involving the Convertible Notes since September 2019, the fair value as of June 30, 2020 and December 31, 2019 uses Level 3 inputs.

Unbilled Revenue/Reimbursement

Unbilled revenue/reimbursement substantially represents research funding earned based on actual resources utilized and external expenses incurred under certain of the Company’s collaboration agreements.

Clinical Trial Accruals

Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these costs to third parties. Third party clinical trial expenses include investigator fees, site costs (patient costs), clinical research organization costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid assets or accrued clinical trial costs. These third party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance payments for goods or services that will be used or rendered for future R&D activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. The Company also records accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received, and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical clinical accrual estimates made by the Company have not been materially different from the actual costs.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for the options and unvested restricted stock and the if-converted method for the Convertible Notes, are shown in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock/units at end of period	19,065	20,223	19,065	20,223
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock	982	432	1,204	1,005
Shares issuable upon conversion of convertible notes at end of period	501	501	501	501
Common stock equivalents under if-converted method for convertible notes	501	501	501	501

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of June 30, 2020, the Company was authorized to grant future awards under three employee share-based compensation plans, which are the ImmunoGen, Inc. 2018 Employee, Director and Consultant Equity Incentive Plan, as amended (the 2018 Plan), the Employee Stock Purchase Plan (ESPP), and the ImmunoGen Inducement Equity Incentive Plan, as amended (the Inducement Plan). At the annual meeting of shareholders on June 20, 2018, the 2018 Plan was approved and provides for the issuance of Stock Grants, the grant of Options, and the grant of Stock-Based Awards for up to 7,500,000 shares of the Company’s common stock, as well as up to 19,500,000 shares of common stock which represent awards granted under the previous stock option plans, the ImmunoGen, Inc. 2016 and 2006 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to June 19, 2018. The Inducement Plan was approved the by Board of Directors in December 2019, and pursuant to subsequent amendments, provides for the issuance of non-qualified option grants for up to 1,500,000 shares of the Company’s common stock. Options awarded under the two plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

The stock-based awards are accounted for under ASC Topic 718, Compensation-Stock Compensation. Pursuant to Topic 718, the estimated grant date fair value of awards is charged to the statement of operations and comprehensive loss over the requisite service period, which is the vesting period. Such amounts have been reduced by an estimate of forfeitures of all unvested awards. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior among its option recipients. The risk-free rate is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividend	None	None	None	None
Volatility	88.0%	80.3%	84.7%	73.8%
Risk-free interest rate	.41%	2.04%	1.30%	2.46%
Expected life (years)	6.0	6.0	6.0	6.0

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended June 30, 2020 and 2019 were $3.39 and $1.63 per share, respectively, and $3.26 and $3.39 for options granted during the six months ended June 30, 2020 and 2019, respectively.

A summary of option activity under the Company’s equity plans as of June 30, 2020, and changes during the six-month period then ended is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2019	13,518	$7.53
Granted	6,686	4.57
Exercised	(130)	2.78
Forfeited/Canceled	(1,306)	9.87
Outstanding at June 30, 2020	18,768	$6.35

In September 2018, the Company granted 295,200 performance stock options to certain employees that will vest in two equal installments upon the achievement of specified performance goals. At June 30, 2020, 139,100 of these options are still outstanding. In the six months ended June 30, 2020, the Company issued 2.5 million additional performance stock options that will vest in four installments upon the achievement of specified performance goals. The Company determined it is not currently probable that these performance goals will be achieved and, therefore, no expense has been recorded to date. The fair value of the performance-based options that could be expensed in future periods, net of estimated forfeitures, is $8.9 million.

A summary of restricted stock and restricted stock unit activity, inclusive of performance-based restricted stock awards, under the Company’s equity plans as of June 30, 2020, and changes during the six-month period then ended is presented below (in thousands):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2019	1,297	$2.97
Vested	(513)	2.62
Forfeited	(487)	3.62
Unvested at June 30, 2020	297	2.55

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

During the six months ended June 30, 2020, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 130,000 shares of common stock at prices ranging from $2.47 to $3.05 per share. The total proceeds to the Company from these option exercises were $362,000.

In June 2018, the Company's Board of Directors, with shareholder approval, adopted the Employee Stock Purchase Plan, or ESPP. An aggregate of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. On June 30, 2020 and June 30, 2019, 78,000, and 323,000 shares, respectively, were issued to participating employees at a fair value of $1.86 and $1.63 per share, respectively. The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes option-pricing model. The assumptions used in the calculations for each offering period are noted in the table below. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period.

	June 30, 2020	June 30, 2019
Dividend	None	None
Volatility	85.7%	67.3%
Risk-free interest rate	1.57%	2.51%
Expected life (years)	0.5	0.5

Stock compensation expense related to stock options and restricted stock awards granted under the stock plans and related to the ESPP was $3.4 million and $6.5 million during the three and six months ended June 30, 2020, respectively, compared to stock compensation expense of $2.1 million and $7.1 million for the three and six months ended June 30, 2019, respectively. Stock compensation expense related to the ESPP was $140,000 and $292,000 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the estimated fair value of unvested employee awards, exclusive of performance awards, was $23.2 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately three years.

Segment Information

During the six months ended June 30, 2020, the Company continued to operate in one operating segment, which is the business of development of monoclonal antibody-based anticancer therapeutics.

During the three and six months ended June 30, 2020, 94% and 96%, respectively, of revenues were from Roche, consisting primarily of non-cash royalty revenue, compared to 99% of revenue from Roche in each of the three and six month periods ended June 30, 2019. There were no other customers of the Company that generated significant revenues in the three or six months ended June 30, 2020 and 2019.

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

C.Agreements

Significant Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a member of the Roche Group, an exclusive license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan, and numerous other countries. The Company receives royalty reports and royalty payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $27.1 million and $18.9 million of non-cash royalties on net sales of Kadcyla were recorded and included in non-cash royalty revenue for the six months ended June 30, 2020 and 2019, respectively. Kadcyla sales occurring after January 1, 2015 were covered by a royalty purchase agreement whereby the associated cash, except for a residual tail, was remitted to Immunity Royalty Holdings, L.P, or IRH. In January 2019, the Company sold its residual tail to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million, as discussed further in Note E. Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on.

On May 3, 2019, Roche notified the Company that the FDA approved Kadcyla for adjuvant (after surgery) treatment of people with HER2-positive early breast cancer who have residual invasive disease after neoadjuvant (before surgery) taxane and Herceptin® (trastuzumab)-based treatment, resulting in a $5 million regulatory milestone payment to the Company for a first extended indication, which is included in license and milestone fees for the three and six months ended June 30, 2019. The Company is entitled to receive up to a total of $44 million in milestone payments pursuant to the license agreement, of which the Company has received $39 million to date. The next potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a second extended indication as defined in the license.

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

Terminated Agreements

During the second quarter, the Company received notice of termination of the exclusive development and commercialization licenses granted to each of Biotest and Takeda. The Company had $870,000 of deferred revenue remaining related to the portion of the upfront license fee from Takeda previously allocated to the right to future technological improvements. In consideration that no technological improvements would be further used by Takeda and, therefore, no unsatisfied obligations were remaining related to the license, the $870,000 was recorded as revenue and is included in license and milestone fees for the three and six months ended June 30, 2020. At the time of notification, there were no unsatisfied performance obligations or balances remaining related to the agreement with Biotest.

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements - Significant Collaborative Agreements, to the consolidated financial statements included within the Company’s 2019 Annual Report on Form 10-K filed with the SEC on March 11, 2020.

D.Convertible 4.5% Senior Notes

In 2016, the Company issued Convertible Notes with an aggregate principal amount of $100 million, of which $2.1 million remains outstanding as of June 30, 2020. The Convertible Notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $47,000 of interest expense in each of the six months ended June 30, 2020 and 2019, respectively. The Convertible Notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equal to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest.

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

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million (amount is net of $1.5 million in contingent broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as long-term deferred revenue and will be amortized as the cash related to the residual rights is received using the units of revenue approach. During the six months ended June 30, 2020, the Company did not receive any royalties related to the residual rights, therefore, no revenue from this sale was recognized. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company will continue to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the six-month period ended June 30, 2020 (in thousands):

Six Months Ended
June 30, 2020
Liability related to sale of future royalties, net — beginning balance	$123,541
Kadcyla royalty payments received and paid	(28,109)
Non-cash interest expense recognized	11,775
Liability related to sale of future royalties, net — ending balance	$107,207

As royalties are remitted to IRH and subsequently OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the underlying license agreement with Genentech covering Kadcyla. The sum of these amounts less the

$200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense results in an effective annual interest rate of 10.5%, and a current effective interest rate of 20.5% as of June 30, 2020. The Company periodically assesses the estimated royalty payments to IRH/OMERS and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

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

In June 2020, the Compensation Policy for Non-Employee Directors was amended, resulting in annual deferred share units grants increasing from 4,000 to 17,000 units, and annual stock option grants increasing from 18,000 to 50,000 options. There were no substantial changes to the terms of the awards.

The directors received a total of 300,000 and 108,000 options in June 2020 and 2019, respectively, and the related compensation expense for the three and six months ended June 30, 2020 and 2019 is included in the amounts discussed in the “Stock-Based Compensation” section of Note B above.

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

As a result of the workforce reduction, during the three months ended June 30, 2019, the Company recorded a $16.0 million charge for severance related to a pre-existing plan in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits, as such amounts were probable and reasonably estimable. The estimate was later reduced to $15.3 million due to minor adjustments to the plan. The related cash payments were substantially paid out by June 30, 2020. In addition, a charge of $4.0 million was incurred for incremental retention benefits over the same time period, of which $2.4 million was recorded during the year ended December 31, 2019 and $1.6 million was recorded during the six months ended June 30, 2020.

A summary of activity against the corporate restructuring charge related to the employee terminations in 2020 is as follows:

Employee
Termination
Benefits Costs
Balance at December 31, 2019	$4,087
Additional charges/adjustments during the period	(116)
Payments during the period	(2,242)
Balance at June 30, 2020	$1,729

In addition to the termination benefits and other related charges, the Company is seeking to sub-lease laboratory and office space at 830 Winter Street in Waltham, Massachusetts no longer used in the business. The financial impact of these efforts is dependent on the length of time it takes to find tenant(s) and the terms of the sub-lease(s). The decision to vacate part of its corporate office resulted in a change in asset groupings and also represented an impairment indicator. The Company determined and continues to believe that the right-of-use asset and leasehold improvements are recoverable based on expected sub-lease income, and therefore, no impairment has been recorded.

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

The Company currently has two real estate leases. The first is an agreement with CRP/King 830 Winter L.L.C. for the rental of approximately 120,000 square feet of laboratory and office space at 830 Winter Street, Waltham, Massachusetts through March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years and is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. The Company is actively seeking to sub-lease approximately 65,000 square feet of this space and, during the six months ended June 30, 2020, executed three subleases for approximately 47,000 square feet through the remaining initial term of the lease. The second real estate lease is an agreement with PDM 930 Unit, LLC for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, Massachusetts through August 31, 2021. The Company is required to pay certain operating expenses for the leased premises based on its pro-rata share of such expenses for the entire rentable space of the building. The Company is actively seeking to sub-lease this space.

Upon adoption of ASC 842 in January 2019, a ROU asset of $17.6 million and a lease liability of $27.3 million were recorded and are identified separately in the Company’s consolidated balance sheets for the existing operating leases. There was no impact to the consolidated statements of operations. Upon adoption, the amount of the ROU assets recorded was offset by the applicable unamortized lease incentive and straight-line lease liability balances of $9.7 million and, therefore, there was no impact to accumulated deficit. There were no initial direct costs related to the leases to consider. The Company’s operating lease liabilities related to its real estate lease agreements were calculated using a collateralized incremental borrowing rate. The weighted average discount rate for the operating lease liability is approximately 11%. A 100 basis point change in the incremental borrowing rate would result in less than a $1 million impact to the ROU assets and liabilities recorded. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term, which for the six months ended June 30, 2020 and 2019 was $2.0 million and $2.3 million, respectively, and is included in operating expenses in the consolidated statement of operations. During the six months ended June 30, 2019, the Company recorded $559,000 of impairment charges related to its 930 Winter Street lease, which represented the remaining balance of the ROU asset as the likelihood of finding a sub-lessor had diminished significantly as the lease approached termination. Cash paid against operating lease liabilities during the six months ended June 30,

2020 and 2019 was $2.7 million and $2.6 million, respectively. As of June 30, 2020, the Company’s ROU asset and lease liability for operating leases totaled $14.9 million and $23.3 million, respectively, and the weighted average remaining term of the operating leases is 5.6 years.

The maturities of operating lease liabilities discussed above are as follows (in thousands):

2020 (six months remaining)	$2,753
2021	5,323
2022	5,389
2023	5,510
2024	5,470
Thereafter	6,865
Total lease payments	31,310
Less imputed interest	(7,976)
Total lease liabilities	$23,334

In addition to the amounts in the table above, the Company is also responsible for variable operating costs and real estate taxes that are expected to approximate $3.4 million per year through March 2026.

Sublease Income

In January, March, and April 2020, the Company executed three agreements to sublease a total of 47,160 square feet of the Company’s leased space at 830 Winter Street, Waltham, Massachusetts through March 2026. During the six months ended June 30, 2020, the Company recorded $713,000 of sublease income, which is included as an offset to operating expenses in the consolidated statement of operations.

Two of the three sublease agreements include an early termination option after certain periods of time for an agreed-upon fee. Assuming no early termination option is exercised, the Company will receive approximately $13.0 million in minimum rental payments over the remaining term of the subleases, which is not included in the operating lease liability table above. The sublessees are also responsible for their proportionate share of variable operating expenses and real estate taxes.

I.         Commitments and Contingencies

Manufacturing Commitments

In 2018, the Company executed a commercial agreement with one of its manufacturers for the future production of antibody through calendar 2025. In May 2019, the agreement was amended to reduce the number of committed antibody batches for an agreed-upon exit fee, which was recorded as research and development expense in the first quarter of 2019. After further negotiations, the Company’s noncancelable commitment for future production is approximately €11 million at June 30, 2020.

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

Managing the Impact of the COVID-19 Pandemic

During the first quarter of 2020, we moved forward with our clinical studies, while adapting to meet the evolving challenges of the COVID-19 pandemic. With the benefit of early indications of the impact of COVID-19 in the Boston area, we implemented business continuity plans in the first half of March 2020, which allowed our organization to effectively transition to working from home. Since then, we have worked closely with our external partners to monitor progress across our studies and to respond to new developments as they arise. From a manufacturing and supply chain perspective, we entered the pandemic with ample drug product and believe we have sufficient inventory on hand for all of our ongoing mirvetuximab monotherapy and combination trials, IMGN632 expansion studies, and to support the planned Phase 1 study for IMGC936. Furthermore, our supply partners have taken prospective measures that we believe will ensure our currently activated study sites have sufficient safety stock of drug product to weather disruptions in transportation or supply. In addition, from a regulatory perspective, since the beginning of the pandemic we have received timely reviews of our submissions to the FDA and other health authorities covering our clinical trial applications.

While we have maintained a high level of productivity over the last quarter, the impact of COVID-19 has slowed site activation and patient enrollment for SORAYA, our single-arm clinical trial to support accelerated approval of mirvetuximab, which we believe will result in a limited delay of six- to eight-weeks in the readout of topline data. With conditions improving in Europe, we expect to accelerate both SORAYA and MIRASOL, our confirmatory study for mirvestuximab monotherapy, over the remainder of 2020 and continue to anticipate filing the biologics license application for mirvetuximab in the second half of 2021. We continue to actively monitor trial progress on a global scale and maintain close contact with our clinical research partners, study sites, and internal review boards to ensure activation of sites, enrollment of patients and data collection are proceeding in accordance with good clinical practice.

Our Business

Our lead program is mirvetuximab soravtansine, a first-in-class investigational ADC targeting folate receptor alpha, or FRα, a cell-surface protein overexpressed in a number of epithelial tumors, including ovarian, endometrial, and non-small-cell lung cancers. In March 2019, we announced that FORWARD I, our Phase 3 clinical trial evaluating mirvetuximab compared to chemotherapy in women with FRα-positive platinum-resistant epithelial ovarian, primary peritoneal, or fallopian tube cancer, which we refer to collectively as PROC, did not meet the primary endpoint in either the entire treatment population or the pre-specified high FRα expression population. Data from FORWARD I did, however, show promising efficacy signals across a range of parameters in the pre-specified subset of patients with high FRα expression. In post hoc exploratory analyses using a PS2+ scoring method, in the FRα-high population scored by the PS2+ method, mirvetuximab was associated with longer progression free survival, by blinded independent review committee, a higher overall response rate, and longer overall survival.

Following consultation with the FDA, we moved forward with two new trials of mirvetuximab: SORAYA, a single-arm clinical trial that, if successful, could lead to accelerated approval of mirvetuximab; and MIRASOL, a randomized Phase 3 clinical trial that, if successful, could lead to full approval of mirvetuximab. We are actively enrolling both studies and now expect to report top-line data from SORAYA in the third quarter of 2021. With an earlier start and a longer lead time, MIRASOL remains on track, with top-line data expected in the first half of 2022. If SORAYA is successful, as previously noted, we expect to submit an application for accelerated approval of mirvetuximab in the applicable patient population to the FDA during the second half of 2021 and to thereafter seek full approval on the basis of a confirmatory Phase 3 trial, MIRASOL.

In May 2020, we presented initial data from the FORWARD II study evaluating mirvetuximab in combination with Avastin® (bevacizumab) in patients with medium and high FRα-expressing recurrent ovarian cancer for whom a non-platinum based combination regimen is appropriate at the American Society of Clinical Oncology 2020 Virtual Scientific Program. We believe the combination of mirvetuximab with bevacizumab in this cohort demonstrated promising anti-tumor activity with a favorable tolerability profile, particularly among patients with high levels of FRα expression, and is encouraging relative to outcomes with available therapies reported in similar patient populations. We continue to evaluate mirvetuximab in combination with other agents and expect to publish mature data from the Phase 1b FORWARD II triplet cohort evaluating mirvetuximab in combination with carboplatin and bevacizumab in patients with recurrent, platinum-sensitive ovarian cancer while also supporting the initiation of an investigator sponsored, randomized trial comparing mirvetuximab plus carboplatin versus standard platinum-based therapy in recurrent platinum-sensitive ovarian cancer in the fourth quarter of 2020.

We undertook a review of our operations during the second quarter of 2019 with the goals of prioritizing our portfolio and reducing our cost base to ensure that our cash resources will be sufficient to advance certain of our programs through the next stages of development. Based on the outcome of this operational review and subsequent consultation with the FDA, we have established three strategic priorities for the business: (i) execute SORAYA and MIRASOL and pursue the development of additional indications for mirvetuximab in ovarian cancer; (ii) advance a select portfolio of three earlier-stage product candidates; and (iii) further strengthen our balance sheet and expand our capabilities through partnering. Consistent with these priorities, we have focused our operations on the following activities:

●	Enroll patients in SORAYA and MIRASOL to support the potential for accelerated approval in 2022 and conversion to full approval in 2023;
●	continue follow up in the ongoing Phase 1b FORWARD II companion trial of mirvetuximab in combination regimens and initiate additional combination trials to support expanded indications;
●	progress IMGN632 development in patients with AML, BPDCN, and other CD123-positive hematologic malignancies in collaboration with Jazz;
●	advance two additional assets that demonstrate our continued innovation in ADCs: IMGC936, which is an investigational ADC directed to the novel solid tumor target, ADAM9, which we are co-developing with MacroGenics; and our next generation investigational anti-FRα ADC, IMGN151, which is in preclinical development; and
●	monetize our remaining portfolio and platform technologies through out-licensing transactions or asset sales.

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

IMGN632 is an investigational ADC comprised of a high affinity antibody designed to target CD123 with site specific conjugation to our most potent IGN payload. We are advancing IMGN632 in clinical trials for patients with AML and BPDCN in collaboration with Jazz. We presented data from our Phase 1 clinical trial of IMGN632 in patients with relapsed or refractory adult AML and BPDCN at the Annual Meeting of the American Society of Hematology in December of 2019. We have also determined a Phase 2 dose and schedule for IMGN632 and have initiated a clinical trial with combinations in AML as well as monotherapy in front-line patients with minimal residual disease following induction therapy. In addition, we are pursuing an expansion cohort in BPDCN patients under our initial protocol.

We continue to advance select preclinical programs, led by IMGC936. IMGC936 is an investigational ADC in co-development with MacroGenics designed to target ADAM9, an enzyme overexpressed in a range of solid tumors and implicated in tumor progression and metastasis. This ADC incorporates a number of innovations, including antibody engineering to extend half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker and payload for improved stability and bystander activity. The IND for IMGC936 was accepted by the FDA in the second quarter of 2020 and we expect to begin enrolling patients in the Phase 1 study in the fall of 2020.

Finally, we presented encouraging preclinical data on our next generation anti-folate receptor alpha candidate, IMGN151, at the American Academy of Cancer Research Virtual Annual Meeting II in June 2020. This ADC moved into preclinical development in the second quarter of 2020 and we expect to file the IND for IMGN151 in the second half of 2021.

Collaborating on ADC development with other companies allows us to generate revenue, mitigate expenses, enhance our capabilities, and extend the reach of our proprietary platform. The most advanced partner program is Roche’s marketed product, Kadcyla®. Our ADC technology is also used in candidates in clinical development with a number of partners. We have evolved our partnering approach to pursue relationships where we can gain access to technology and complementary capabilities, such as our technology swap with CytomX, as well as co-development and co-commercialization opportunities, such as our relationships with Jazz and MacroGenics. In addition, following our restructuring in 2019, we seek to monetize our remaining portfolio and platform technologies through out-licensing transactions or asset sales. To this end, in December 2019, we granted an exclusive development and commercialization license to our cytotoxic payload technology to CytomX for use with antibodies (and Probodies™ developed therefrom) directed to EpCAM, including certain of our proprietary anti-EpCAM antibodies developed into Probodies utilizing CytomX’s Probody technology, in return for which we received an upfront payment from CytomX with the potential for additional payments following CytomX’s successful achievement of pre-defined clinical development, approval, and commercialization milestones, as well as royalties on net sales.

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

To date, we have not generated revenues from commercial sales of internal products and we expect to continue to incur significant operating losses for the foreseeable future. As of June 30, 2020, we had $219.5 million in cash and cash equivalents compared to $176.2 million as of December 31, 2019.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended June 30, 2020 and 2019

Revenues

Our total revenues for the three months ended June 30, 2020 and 2019 were $15.0 million and $15.5 million, respectively. The $0.5 million decrease in revenues in the three months ended June 30, 2020 from the same period in the prior year is primarily attributable to a decrease in license and milestone fees, partially offset by an increase in non-cash royalty revenue, both of which are discussed further below.

License and Milestone Fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year. License and milestone fee revenue was $945,000 and $5.1 million for the three months ended June 30, 2020 and 2019, respectively. During the current quarter, following notice of termination of the license agreement with Takeda, the Company recorded the remaining $870,000 balance of the upfront payment that had been allocated to the right to future technological improvements under this license as revenue, which is included in license and milestone fees for the three months ended June 30, 2020. Included in license and milestone fees for the three months ended June 30, 2019 is a $5.0 million regulatory milestone achieved under our license agreement with Genentech, a member of the Roche Group.

Deferred revenue of $126.6 million as of June 30, 2020 includes $60.5 million remaining from an upfront payment related to the license options granted to Jazz in August 2017 and $65.2 million related to the sale of our residual rights to receive royalty payments on commercial sales of Kadcyla, with the remainder of the balance primarily representing consideration received from our collaborators pursuant to our license agreements which we have yet to earn pursuant to our revenue recognition policy.

Non-cash Royalty Revenue Related to the Sale of Future Royalties

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy we recorded $14.1 million and $10.4 million of non-cash royalties on net sales of Kadcyla for the three-month periods ended June 30, 2020 and 2019, respectively. The increase in 2020 compared to 2019 is a result of an increase in royalty payments driven by an increase in net sales of Kadcyla, due to market expansion of Kadcyla and approval of Kadcyla for a second indication in 2019. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash was remitted to Immunity Royalty Holdings, L.P., or IRH, subject to a residual cap. In January 2019, we sold our residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS for $65.2 million, net of $1.5 million of fees. Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, thereby obtaining the rights to 100% of the royalties received from that date on. See further details regarding the royalty obligation in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report.

Research and Development Expenses

Our research and development expenses relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents, (ii) preclinical testing of product candidates and the cost of clinical trials, (iii) development related to clinical and commercial manufacturing processes, and (iv) external manufacturing operations.

Research and development expense for the three months ended June 30, 2020 decreased $5.7 million to $22.9 million from $28.6 million for the three months ended June 30, 2019, due primarily to decreases in personnel expenses, allocated facility expenses, lab supplies, and third-party research expenses resulting from the restructuring of the business at the end of the second quarter of 2019. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended
	June 30,
Research and Development Expense Category	2020	2019
Research	$—	$4,162
Preclinical and clinical testing	16,349	18,391
Process and product development	1,349	2,386
Manufacturing operations	5,223	3,620
Total research and development expense	$22,921	$28,559

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facility expenses, and laboratory supplies. There were no research expenses for the three months ended June 30, 2020 as a result of the restructuring of the business at the end of the second quarter of 2019.

Preclinical and Clinical Testing

Preclinical and clinical testing includes expenses related to preclinical testing of our product candidates, regulatory activities, and the cost of clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended June 30, 2020 decreased $2.1 million to $16.3 million compared to $18.4 million for the three months ended June 30, 2019. This decrease is primarily the result of lower personnel, administrative, laboratory, and allocated facility expenses resulting from the restructuring of the business, a decrease in contract services driven by preclinical development of IMGC936 in the prior period, and lower costs incurred in the current period related to our FORWARD I and FORWARD II studies. Partially offsetting these decreases, clinical trial costs increased driven by costs incurred related to advancing the MIRASOL, SORAYA, and IMGN632 combination therapy studies.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our compounds. Such expenses include the costs of personnel, contract services, laboratory supplies, and facility expenses. For the three months ended June 30, 2020, total process and product development expenses decreased $1.0 million compared to the three months ended June 30, 2019. This decrease is principally due to a decrease in personnel expenses, laboratory supplies, and allocated facility expenses as a result of the restructuring of the business.

Manufacturing Operations

Manufacturing operations expense includes costs to have preclinical and clinical materials manufactured for our product candidates and quality control and quality assurance activities. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, and allocated facility expense. For the three months ended June 30, 2020, manufacturing operations expense increased $1.6 million to $5.2 million compared to $3.6 million in the same period last year. This increase is principally the result of greater cytotoxic costs in the current period to support advancement of our preclinical products, partially offset by lower personnel expenses resulting from the restructuring of the business.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 increased $1.1 million compared to the same period last year due primarily to a higher allocation of facility-related expenses for excess laboratory and office space and an increase in professional services, partially offset by a decrease in personnel and administrative expenses.

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

As a result of the workforce reduction, we recorded a charge of $16.0 million for severance related to a pre-existing plan in June 2019, which has been subsequently reduced to $15.3 million due to minor adjustments to the plan. The related cash payments were substantially paid out by June 30, 2020. In addition, a charge of $4.0 million was recorded for incremental retention benefits in the same time period, of which approximately $0.8 million was recorded during the three months ended June 30, 2020.

Charge Related to Unoccupied Office Space

We have sought to sub-lease 10,281 square feet of unoccupied office space in Waltham, Massachusetts that was leased in 2016. During the three months ended June 30, 2019, we recorded a $559,000 impairment charge related to this lease, which represented the remaining balance of the right to use asset as the likelihood of finding a sub-lessor had diminished significantly as the lease approached termination.

Investment Income, net

Investment income for the three months ended June 30, 2020 and 2019 was $62,000 and $1.3 million, respectively. The decrease in the current period is due to a marginally lower average cash balance and a significant decrease in interest rates in the current period.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold as described above. As described in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the three months ended June 30, 2020 and 2019, we recorded $6.1 million and $3.8 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. The increase in 2020 compared to 2019 is a result of an increase in royalty payments driven by an increase in net sales of Kadcyla, as well as a greater effective interest rate driven by greater projected royalty payments, due to market expansion of Kadcyla and approval of Kadcyla for a second indication in 2019. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 20.5%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other Income, net

Other income, net for the three months ended June 30, 2020 and 2019 was $106,000 and $167,000, respectively, consisting of foreign currency exchange gains related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill those obligations during the respective periods.

Comparison of Six Months ended June 30, 2020 and 2019

Revenues

Our total revenues for the six months ended June 30, 2020 and 2019 were $28.3 million and $24.1 million, respectively. The $4.2 million increase in revenues in the six months ended June 30, 2020 from the same period in the prior year is attributable to an increase in non-cash royalty revenue, partially offset by a decrease in license and milestone fees, both of which are discussed further below.

License and Milestone Fees

License and milestone fee revenue was $1.2 million and $5.2 million for the six months ended June 30, 2020 and 2019, respectively. During the current quarter, Takeda issued official notification terminating its license agreement effective in August 2020. As a result, the Company recorded the remaining $870,000 balance of the upfront payment that had been allocated to the right to future technological improvements under this license as revenue, which is included in license and milestone fees for the six months ended June 30, 2020. Included in license and milestone fees for the six months ended June 30, 2019 is a $5.0 million regulatory milestone achieved under our license agreement with Genentech, a member of the Roche Group.

Non-cash Royalty Revenue Related to the Sale of Future Royalties

In accordance with our revenue recognition policy we recorded $27.1 million and $18.9 million of non-cash royalties on net sales of Kadcyla for the six-month periods ended June 30, 2020 and 2019, respectively. The increase in 2020 compared to 2019 is a result of an increase in royalty payments driven by an increase in net sales of Kadcyla, due to market expansion of Kadcyla and approval of Kadcyla for a second indication in 2019. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement. See further details regarding the royalty obligation in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report.

Research and Development Expenses

Research and development expense for the six months ended June 30, 2020 decreased $17.2 million to $50.3 million from $67.5 million for the six months ended June 30, 2019, due primarily to decreases in personnel expenses, allocated facility expenses, lab supplies, and third-party research expenses resulting from the restructuring of the business at the end of the second quarter of 2019. Partially offsetting these decreases, clinical trial expenses increased in the current period as compared to the same period in 2019 driven largely by costs incurred related to advancing the MIRASOL, SORAYA, and IMGN632 combination therapy studies. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Six Months Ended June 30,
Research and Development Expense	2020	2019
Research	$—	$10,500
Preclinical and Clinical Testing	36,604	39,490
Process and Product Development	2,477	5,312
Manufacturing Operations	11,248	12,150
Total Research and Development Expense	$50,329	$67,452

Research

There were no research expenses for the six months ended June 30, 2020 as a result of the restructuring of the business at the end of the second quarter of 2019.

Preclinical and Clinical Testing

Preclinical and clinical testing expenses for the six months ended June 30, 2020 decreased $2.9 million to $36.6 million compared to $39.5 million for the six months ended June 30, 2019. This decrease is primarily the result of lower personnel, administrative, laboratory, and allocated facility expenses resulting from the restructuring of the business, a decrease in contract services driven by preclinical development of IMGC936 in the prior period, and lower costs incurred in the current period as compared to the 2019 period related to our FORWARD I, FORWARD II, and IMGN779 studies. Partially offsetting these decreases, clinical trial costs increased driven by costs incurred related to advancing the MIRASOL, SORAYA, and IMGN632 combination therapy studies, and a lower credit was recorded in the current period pursuant to our cost-sharing agreement with Jazz due to the discontinuation of the IMGN779 program in connection with the 2019 restructuring.

Process and Product Development

For the six months ended June 30, 2020, total process and product development expenses decreased $2.8 million compared to the six months ended June 30, 2019. This decrease is principally due to a decrease in personnel expenses, laboratory supplies, and allocated facility expenses as a result of the restructuring of the business, partially offset by a lower credit recorded in the current period pursuant to our cost-sharing agreement with Jazz due to the discontinuation of the IMGN779 program in connection with the 2019 restructuring.

Manufacturing Operations

For the six months ended June 30, 2020, manufacturing operations expense decreased $0.9 million to $11.2 million compared to $12.1 million in the same period last year. This decrease is principally the result of lower personnel and facility-related expenses resulting from the shut-down of our manufacturing facility in February 2019 and the restructuring of the business at the end of the second quarter of 2019, partially offset by a lower credit recorded in the current period pursuant to our cost-sharing agreement with Jazz due to the discontinuation of the IMGN779 program in connection with the 2019 restructuring.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 decreased $0.8 million compared to the same period last year due primarily to a decrease in personnel and administrative expenses, as well as a gain on sale of laboratory equipment, resulting from the prior year restructuring, partially offset by a higher allocation of facility-related expenses for excess laboratory and office space and an increase in professional services.

Restructuring Charges

2019 Corporate Restructuring

As a result of the workforce reduction approved by our Board of Directors on June 26, 2019 discussed above, we recorded a charge of $16.0 million for severance related to a pre-existing plan in June 2019, which has been subsequently reduced to $15.3 million due to minor adjustments to the plan. The related cash payments were substantially paid out by June 30, 2020. In addition, a charge of $4.0 million was recorded for incremental retention benefits in the same time period, of which approximately $1.6 million was recorded during the six months ended June 30, 2020.

Charge Related to Unoccupied Office Space

We have sought to sub-lease 10,281 square feet of unoccupied office space in Waltham, Massachusetts that was leased in 2016. During the six months ended June 30, 2019, we recorded a $559,000 impairment charge related to this lease, which represented the remaining balance of the right to use asset as the likelihood of finding a sub-lessor had diminished significantly as the lease approached termination.

Investment Income, net

Investment income for the six months ended June 30, 2020 and 2019 was $708,000 and $2.7 million, respectively. The decrease in the current period is due to a marginally lower average cash balance in the current period and a significant decrease in interest rates.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold as described above. As described in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the six months ended June 30, 2020 and 2019, we recorded $11.8 million and $7.2 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. The increase in 2020 compared to 2019 is a result of an increase in royalty payments driven by an increase in net sales of Kadcyla, as well as a greater effective interest rate driven by greater projected royalty payments, due to market expansion of Kadcyla and approval of Kadcyla for a second indication in 2019. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 20.5%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other Income (Expense), net

Other income (expense), net for the six months ended June 30, 2020 and 2019 was $(92,000) and $96,000, respectively. These amounts were substantially foreign currency exchange gains or losses related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill those obligations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our cash and cash equivalents, working capital, and shareholders’ deficit as of June 30, 2020 and December 31, 2019, and cash flow activities for the six months ended June 30, 2020 and 2019 as follows (in thousands):

	As of
	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$219,506	$176,225
Working capital	150,492	131,488
Shareholders’ deficit	(24,523)	(76,121)

	Six Months Ended June 30,
	2020	2019
Cash used for operating activities	$(56,508)	$(20,810)
Cash provided by (used for) investing activities	1,382	(2,355)
Cash provided by financing activities	98,407	738

Cash Flows

We require cash to fund our operating expenses, including the advancement of our clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in public markets and payments from our collaborators, including license fees, milestones, research funding, and royalties. We have also monetized our rights to receive royalties on Kadcyla for up-front consideration. As of June 30, 2020, we had $219.5 million in cash and cash equivalents. Net cash used for operations was $56.5 million and $20.8 million for the six months ended June 30, 2020 and 2019, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, adjusted for non-cash items, with the 2019 period benefiting from $65.2 million of net proceeds from the sale of our residual rights to royalty payments on net sales of Kadcyla.

Net cash provided by (used for) investing activities was $1.4 million and $(2.4) million for the six months ended June 30, 2020 and 2019, respectively. During the current period, as a result of the restructuring at the end of the second quarter of 2019, we sold excess equipment generating proceeds of $1.4 million. Cash outflows for capital expenditures in the prior period consisted primarily of laboratory equipment and dedicated equipment at third-party manufacturing vendors.

Net cash provided by financing activities was $98.4 million and $738,000 for the six months ended June 30, 2020 and 2019, respectively. In January 2020, pursuant to a public offering, we issued and sold 24.5 million shares of common stock, resulting in net proceeds of $97.7 million. Also included in the six months ended June 30, 2020 and 2019 is $664,000 and $738,000, respectively, of proceeds generated from the exercise of approximately 208,000 and 379,000 stock options, respectively, including shares purchased through our ESPP plan.

We anticipate that our current capital resources will enable us to meet our operational expenses and capital expenditures for more than twelve months after the date of this report. We may raise additional funds through equity, debt, and other financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. We cannot provide assurance that we will be able to obtain additional debt, equity, or other financing or generate revenues from collaborators on terms acceptable to the Company or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may elect or be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

In 2018, the Company executed a commercial agreement with one of its manufacturers for future production of antibody through calendar 2025. In May 2019, the agreement was amended to reduce the number of committed antibody batches for an agreed-upon exit fee, which was determined to be probable and recorded as research and development expense in the first quarter of 2019. After further negotiations, our noncancelable commitment for future production is approximately €11 million at June 30, 2020.

We lease approximately 120,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, Massachusetts, pursuant to a lease with an initial term that expires on March 31, 2026. In January, March, and April 2020, we executed three agreements to sublease a total of 47,160 square feet of said space through March 2026. Two of the three sublease agreements include an early termination option after certain periods of time for an agreed-upon fee. Assuming these early termination options are not exercised, we will receive approximately $13 million in minimum rental payments over the remaining term of the subleases. The sublessees will also be responsible for their proportionate share of variable operating expenses and real estate taxes.

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

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive and principal financial officers have concluded that, as of the end of such period, our disclosure controls and procedures were adequate and effective.

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

PART II. OTHER INFORMATION

ITEM 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition, or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020. There have been no material changes from the factors disclosed in our 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q filed on May 5, 2020, other than the update to the risk factor below regarding the COVID-19 pandemic. We may, however, disclose changes to such risk factors, or disclose additional risk factors from time to time in our future filings with the SEC.

A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business and our financial results.

The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our clinical trial activities and our supply chain. The current outbreak of COVID-19 has spread worldwide, including countries where we are currently conducting our clinical trials, including our SORAYA and MIRASOL trials. The COVID-19 pandemic is still evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities, and providers across the United States, and in other countries worldwide. The continued impact of COVID-19 may result in a period of business disruption, including delays in our clinical trials or delays or disruptions in our supply chain.

The continued impact of COVID-19 globally could adversely affect our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients, principal investigators, and site staff who, as healthcare providers, may have heightened exposure to COVID-19. For example, COVID-19 has slowed site activation and patient enrollment for SORAYA, which we believe will result in a limited delay of six- to eight-weeks in the availability of top-line data from this trial from mid-2021 to the third quarter of 2021. Further, the COVID-19 pandemic may further delay enrollment in our SORAYA trial and delay enrollment in our MIRASOL trial due to prioritization of hospital resources toward the pandemic, restrictions on travel, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. COVID-19 may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials. Although we entered the pandemic with ample supply of our drug candidates and we believe we have sufficient inventory on hand for all of our ongoing mirvetuximab monotherapy and combination trials, IMGN632 expansion studies, and activities to support the planned Phase 1 study for IMGC936, the continuation of the COVID-19 pandemic, or the spread of another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates if we need additional materials. Additionally, although our supply partners have taken prospective measures that we believe will ensure our currently activated trial sites have sufficient safety stock of our drug candidates to weather disruptions in transportation or supply, interruption in the manufacture and/or global shipping affecting the transport of clinical trial materials, such as patient samples, product candidates, and other supplies used in our clinical trials may negatively affect our trials.

In addition, in response to the pandemic and in accordance with direction from state and local government authorities, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely (which in turn increases our threat to cyber security, data accessibility, and communication matters), and suspending all non-essential travel worldwide for our employees. In addition, industry events and in-person work-related meetings have been cancelled, the continuation of which could negatively affect our business.

The trading prices for our common stock and other biotechnology companies have also been highly volatile as a result of the COVID-19 pandemic. We, therefore, may face difficulties raising capital through sales of our common stock or equity linked to our common stock or such sales may be on unfavorable terms or unavailable.

We cannot presently predict the scope and severity of any additional potential business shutdowns or disruptions as a result of the COVID-19 pandemic. If we or any of the third parties with whom we engage, however, were to experience further shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

ITEM 6.      Exhibits

Exhibit No.		Description
3.1		Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2010)
3.1(a)		Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 30, 2013)
3.1(b)		Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2017)
3.1(c)		Articles of Amendment
10.1	±	Inducement Equity Incentive Plan – as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2020)
10.2	±	Form of Performance-Based Stock Option Agreement (February 2020) under the Inducement Equity Incentive Plan
10.3	±	Employment Offer Letter dated June 30, 2020 between the Registrant and Susan Altschuller, Ph.D.
10.4	±	Change in Control Severance Agreement dated as of July 20, 2020 between the Registrant and Susan Altschuller, Ph.D.
10.5	±	Compensation Policy for Non-Employee Directors, as amended through June 17, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2020)
31.1		Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the quarterly report on Form 10-Q of ImmunoGen, Inc. for the quarter ended June 30, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s (Deficit) Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Furnished, not filed.
±	Exhibit is a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: August 5, 2020	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Susan Altschuller, Ph.D.
Susan Altschuller, Ph.D.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)