Form 10-Q
period 2020-09-30
ImmunoGen, Inc.
filed 2020-11-06
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Shares of common stock, par value $.01 per share: 187,527,748 shares outstanding as of October 30, 2020.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

Item		Page Number
	Part I
	Financial Information
1.	Financial Statements (Unaudited)	2

1a.	Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	2

1b.	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019	3

1c.	Consolidated Statements of Shareholders’ (Deficit) Equity for the three months ended March 31, June 30, and September 30, 2020 and the three months ended March 31, June 30, September 30, and December 31, 2019	4

1d.	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	5

1e.	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

3.	Quantitative and Qualitative Disclosures about Market Risk	31

4.	Controls and Procedures	31

	Part II
	Other Information
1A.	Risk Factors	31

6.	Exhibits	32

	Signatures	33

Forward looking statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts that are not yet determinable.

These statements also relate to our future prospects, developments, and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms and phrases, including references to assumptions. These statements are contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections, as well as the notes to our financial statements and other sections of this report.

These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties, and other factors are described in detail in the “Risk Factors” section and in other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on March 11, 2020, as updated and/or supplemented in subsequent filings with the SEC. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$188,217	$176,225
Accounts receivable	5,050	7,500
Unbilled revenue/reimbursement	5	1,001
Contract assets	—	3,631
Non-cash royalty receivable	18,180	15,116
Prepaid and other current assets	7,875	5,425
Total current assets	219,327	208,898
Property and equipment, net of accumulated depreciation	5,578	6,993
Operating lease right-of-use assets	14,477	15,587
Other assets	8,570	3,784
Total assets	$247,952	$235,262
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$8,913	$9,933
Accrued compensation	3,942	8,991
Other accrued liabilities	21,114	13,932
Convertible 4.5% senior notes, net of deferred financing costs of $11	2,089	—
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $402 and $635, respectively	56,603	41,274
Current portion of operating lease liability	3,175	2,971
Current portion of deferred revenue	3,985	309
Total current liabilities	99,821	77,410
Deferred revenue, net of current portion	126,541	127,123
Operating lease liability, net of current portion	19,403	21,798
Convertible 4.5% senior notes, net of deferred financing costs of $22	—	2,078
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $625 and $859, respectively	42,260	82,267
Other long-term liabilities	2,818	707
Total liabilities	290,843	311,383
Commitments and contingencies (Note I)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding as of September 30, 2020 and December 31, 2020	—	—
Common stock, $.01 par value; authorized 300,000 and 200,000 shares; issued and outstanding 174,585 and 150,136 shares as of September 30, 2020 and December 31, 2019, respectively	1,746	1,501
Additional paid-in capital	1,318,591	1,209,846
Accumulated deficit	(1,363,228)	(1,287,468)
Total shareholders’ deficit	(42,891)	(76,121)
Total liabilities and shareholders’ deficit	$247,952	$235,262

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
License and milestone fees	$97	$79	$1,325	$5,237
Non-cash royalty revenue related to the sale of future royalties	18,087	13,202	45,159	32,102
Research and development support	5	—	17	68
Total revenues	18,189	13,281	46,501	37,407
Operating expenses:
Research and development	24,685	21,015	75,014	88,467
General and administrative	10,231	9,208	28,862	28,686
Restructuring charge	—	1,020	1,524	20,921
Total operating expenses	34,916	31,243	105,400	138,074
Loss from operations	(16,727)	(17,962)	(58,899)	(100,667)
Investment income, net	11	1,032	719	3,741
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(5,645)	(4,275)	(17,428)	(11,525)
Interest expense on convertible senior notes	(24)	(24)	(71)	(71)
Other income (expense), net	11	(521)	(81)	(425)
Net loss	$(22,374)	$(21,750)	$(75,760)	$(108,947)
Basic and diluted net loss per common share	$(0.13)	$(0.15)	$(0.44)	$(0.74)
Basic and diluted weighted average common shares outstanding	174,508	148,479	172,215	148,143
Total comprehensive loss	$(22,374)	$(21,750)	$(75,760)	$(108,947)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2018	149,400	$1,494	$1,192,813	$(1,183,335)	$10,972
Net loss	—	—	—	(43,751)	(43,751)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	25	—	68	—	68
Stock option and restricted stock compensation expense	—	—	5,007	—	5,007
Directors’ deferred share unit compensation	—	—	100	—	100
Balance at March 31, 2019	149,425	$1,494	$1,197,988	$(1,227,086)	$(27,604)
Net loss	—	—	—	(43,446)	(43,446)
Issuance of common stock pursuant to stock plans	354	3	667	—	670
Restricted stock award	106	1	(1)	—	—
Stock option and restricted stock compensation expense	—	—	2,106	—	2,106
Directors’ deferred share unit compensation	—	—	100	—	100
Balance at June 30, 2019	149,885	$1,498	$1,200,860	$(1,270,532)	$(68,174)
Net loss	—	—	—	(21,750)	(21,750)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	30	—	73	—	73
Restricted stock award forfeitures	(227)	—	—	—	—
Stock option and restricted stock compensation expense	—	—	3,580	—	3,580
Directors’ deferred share unit compensation	—	—	46	—	46
Balance at September 30, 2019	149,688	$1,498	$1,204,559	$(1,292,282)	$(86,225)
Net income	—	—	—	4,814	4,814
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	741	7	2,054	—	2,061
Restricted stock award, net of forfeitures	(293)	(4)	4	—	—
Stock option and restricted stock compensation expense	—	—	3,138	—	3,138
Directors’ deferred share unit compensation	—	—	91	—	91
Balance at December 31, 2019	150,136	$1,501	$1,209,846	$(1,287,468)	$(76,121)
Net loss	—	—	—	(29,088)	(29,088)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	86	1	239	—	240
Issuance of common stock, net of issuance costs	24,524	245	97,499	—	97,744
Restricted stock units vested	2	—	—	—	—
Restricted stock award forfeitures	(487)	(4)	4	—	—
Stock option and restricted stock compensation expense	—	—	3,122	—	3,122
Balance at March 31, 2020	174,261	$1,743	$1,310,710	$(1,316,556)	$(4,103)
Net loss	—	—	—	(24,298)	(24,298)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	122	1	424	—	425
Adjustment of issuance costs	—	—	(1)	—	(1)
Restricted stock units vested	157	1	(1)	—	—
Stock option and restricted stock compensation expense	—	—	3,409	—	3,409
Directors’ deferred share unit compensation	—	—	45	—	45
Balance at June 30, 2020	174,540	$1,745	$1,314,586	$(1,340,854)	$(24,523)
Net loss	—	—	—	(22,374)	(22,374)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	45	1	127	—	128
Stock option and restricted stock compensation expense	—	—	3,729	—	3,729
Directors’ deferred share unit compensation	—	—	149	—	149
Balance at September 30, 2020	174,585	$1,746	$1,318,591	$(1,363,228)	$(42,891)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Nine Months Ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(75,760)	$(108,947)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(45,159)	(32,102)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	17,428	11,525
Depreciation and amortization	1,569	3,277
(Gain) loss on sale/disposal of fixed assets and impairment charges	(691)	2,544
Operating lease right-of-use asset impairment	—	694
Stock and deferred share unit compensation	10,454	10,939
Change in operating assets and liabilities:
Accounts receivable	2,450	1,607
Unbilled revenue/reimbursement	996	(2,392)
Contract asset	3,631	500
Prepaid and other current assets	(2,450)	(499)
Operating lease right-of-use assets	1,110	994
Other assets	(4,786)	296
Accounts payable	(1,028)	(3,751)
Accrued compensation	(4,651)	2,336
Other accrued liabilities	8,829	(6,058)
Deferred revenue	3,094	65,050
Operating lease liability	(2,191)	(1,823)
Net cash used for operating activities	(87,155)	(55,810)
Cash flows from investing activities:
Purchases of property and equipment	(815)	(2,762)
Proceeds from sale of equipment	1,426	—
Net cash provided by (used for) investing activities	611	(2,762)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	793	811
Proceeds from common stock issuance, net of $230 of transaction costs	97,743	—
Net cash provided by financing activities	98,536	811
Net change in cash and cash equivalents	11,992	(57,761)
Cash and cash equivalents, beginning of period	176,225	262,252
Cash and cash equivalents, end of period	$188,217	$204,491

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

A.	Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-drug conjugates, or ADCs. The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $75.8 million during the nine months ended September 30, 2020, and has an accumulated deficit of approximately $1.4 billion as of September 30, 2020. The Company has primarily funded these losses through payments received from its collaborations and equity, convertible debt, and other financings. To date, the Company has no product revenue and management expects operating losses to continue for the foreseeable future.

At September 30, 2020, the Company had $188.2 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources, inclusive of approximately $54.0 million of net proceeds generated from an Open Market Sale AgreementSM in October 2020, and anticipated payments from collaborators, including a $40.0 million upfront license payment from a newly executed agreement detailed in Note B below, will enable it to meet its operational expenses and capital expenditures for more than twelve months after the date these financial statements are issued. The Company may raise additional funds through equity, debt, or other financings, or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. There can be no assurance that the Company will be able to obtain additional equity, debt, or other financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, and/or clinical projects.

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

B.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited, ImmunoGen BioPharma (Ireland) Limited, and Hurricane, LLC. All intercompany transactions and balances have been eliminated. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The December 31, 2019 consolidated balance sheet presented for comparative purposes was derived from the Company’s audited financial statements, and certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020.

Subsequent Events

On September 25, 2020, the Company entered into an Open Market Sale AgreementSM (the Sale Agreement) with Jefferies LLC, as sales agent, under which the Company may issue and sell shares of its common stock, from time to time for an aggregate sales price of up to $100.0 million through Jefferies. Subsequent to September 30, 2020 and through the date the Company issued these financial statements, the Company has sold approximately 12.9 million shares of its common stock under the Sale Agreement for net proceeds of approximately $54.0 million after deducting offering commissions and expenses.

On October 12, 2020, the Company and Viridian Therapeutics, Inc. (Viridian) entered into a license agreement pursuant to which the Company granted Viridian the exclusive right to develop and commercialize an insulin-like growth factor-1 receptor (IGF-1R) antibody for all non-oncology indications that do not use radiopharmaceuticals in exchange for an upfront payment, with the potential to receive additional developmental milestone payments of approximately $50.0 million and up to $95.0 million in sales milestone payments plus mid-single-digit royalties on the commercial sales of any resulting product. Viridian was subsequently acquired by miRagen Therapeutics, Inc. (miRagen). miRagen is responsible for the manufacturing, development, and marketing of any products resulting from the license agreement.

On October 19, 2020, the Company and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong), a subsidiary of Huadong Medicine Co., Ltd., entered into a Collaboration and License Agreement (the License Agreement), pursuant to which the Company granted Huadong the exclusive right to develop and commercialize mirvetuximab soravtansine (the Licensed Product) in the People’s Republic of China, Hong Kong, Macau, and Taiwan (collectively, Greater China). The Company retains exclusive rights to the Licensed Product outside of Greater China. Under the terms of the License Agreement, the Company is entitled to receive a non-refundable $40.0 million upfront payment and up to $265.0 million in milestone payments upon achievement of certain development and regulatory objectives in the United States and in Greater China and for the achievement of certain annual net sales levels of the Licensed Product in Greater China. In addition, Huadong is obligated to pay the Company tiered percentage royalties ranging from low double digits to high teens as a percentage of commercial sales of the Licensed Product, if approved, by Huadong in Greater China, subject to adjustment in specified circumstances. Huadong is also responsible for costs related to the development of the Licensed Product in Greater China.

The Company has evaluated all other events or transactions that occurred after September 30, 2020, up through the date the Company issued these financial statements. The Company did not have any other material recognized or unrecognized subsequent events during this period.

Revenue Recognition

The Company enters into licensing and development agreements with collaborators for the development of ADCs. The terms of these agreements contain multiple promised goods and services which may include (i) licenses, or options to obtain licenses, to the Company’s ADC technology, (ii) rights to future technological improvements, and (iii) miscellaneous other activities to be performed on behalf of the collaborative partner. Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments for miscellaneous other activities, payments based upon the achievement of certain milestones, and royalties on product sales. The Company follows the provisions of Accounting Standards Codification, or ASC, Topic 606 - Revenue from Contracts with Customers (ASC 606) in accounting for these agreements.

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

At September 30, 2020, the Company had the following types of material agreements with the parties identified below:

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

CytomX (two exclusive single-target licenses)

Debiopharm (one exclusive single-compound license)

Fusion Pharmaceuticals (one exclusive single-target license)

Novartis (five exclusive single-target licenses)

Oxford BioTherapeutics/Menarini (one exclusive single target license sublicensed from Amgen)

Roche, through its Genentech unit (five exclusive single-target licenses)

Sanofi (five fully-paid, exclusive single-target licenses)

●	Collaboration and option agreement for a defined period of time to secure a license to co-develop and co-commercialize a specified anticancer compound on established terms:

Jazz Pharmaceuticals

●	Collaboration and license agreement to co-develop and co-commercialize a specified anticancer compound on established terms:

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

In determining the performance obligations, management evaluates whether the license is distinct, and has significant standalone functionality, from the other goods and services promised to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of ADC technology research expertise in the general marketplace and whether technological improvements are required for the continued functionality of the license. If the license to the Company’s intellectual property is determined to be distinct, the Company recognizes revenues from non-

refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

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

Collaboration and Option Agreements/Right-to-Test Agreements

The Company’s right-to-test agreements provide collaborators the right to test the Company’s ADC technology for a defined period of time through a research, or right-to-test, license. Under both right-to-test agreements and collaboration and option agreements, collaborators may (a) take options, for a defined period of time, to specified targets and (b) upon exercise of those options, secure or “take” licenses to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon the opt-in to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), (iii) after providing services at the collaborator’s request at negotiated prices, which are generally consistent with what other third parties would charge, or (iv) upon some combination of all of these fees.

The accounting for collaboration and option agreements and right-to-test agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered distinct performance obligations if they provide a collaborator with a material right. Factors that are considered in evaluating whether options convey a material right include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the fair value of the licenses, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. As of September 30, 2020, all material right-to-test agreements have expired.

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

Transaction Price Allocated to Future Performance Obligations

Deferred revenue represents the transaction price of contracts for which work has not been performed (or has been partially performed) and includes unexercised contract options that are considered material rights. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $130.5 million. The Company expects to recognize revenue on approximately 3%, 86%, and 11% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively; however, it does not control when or if any collaborator will exercise its options for, or terminate existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract assets and contract liabilities during the nine months ended September 30, 2020 and 2019 (in thousands):

	Balance at				Balance at
Nine months ended September 30, 2020	December 31, 2019	Additions	Deductions	Impact of Netting	September 30, 2020
Contract asset	$3,631	$—	$(8,000)	$4,369	$—
Contract liabilities	$127,432	$50	$(1,325)	$4,369	$130,526

	Balance at			Balance at
Nine months ended September 30, 2019	December 31, 2018	Additions	Deductions	September 30, 2019
Contract asset	$500	$—	$(500)	$—
Contract liabilities	$80,802	$65,287	$(237)	$145,852

The Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$72	$79	$1,300	$237
Performance obligations satisfied in previous periods	$25	$—	$25	$5,000

During the nine months ended September 30, 2020, the Company recorded $0.2 million as license and milestone fee revenue for delivery of certain materials to CytomX that had been previously deferred and $1.1 million of amortization of deferred revenue related to numerous collaborators’ rights to technological improvements, which includes $0.9 million related to termination of the license agreement with Takeda. Additionally, a contract asset of $3.6 million, net of $4.4 million in related contract liabilities, was recorded for two probable milestones in 2019 pursuant to license agreements with CytomX and Novartis, which were subsequently achieved during the nine months ended September 30, 2020.

A contract asset of $0.5 million was recorded for a probable milestone in 2018 pursuant to a license agreement with Fusion Pharmaceuticals, which was subsequently paid during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company received a $5.0 million regulatory milestone payment earned under its license agreement with Genentech, a member of the Roche Group. The full amount of the milestone was recognized as revenue in the period as the amount allocated to future rights to technological improvements was not material. Also during the nine months ended September 30, 2019, $65.2 million was recorded as deferred revenue as a result of a sale of the Company’s residual rights to receive royalty payments on commercial sales of Kadcyla® (ado-trastuzumab emtansine) as discussed in Note E, and $0.2 million of amortization of deferred revenue was recorded related to numerous collaborators’ rights to technological improvements.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of September 30, 2020 and December 31, 2019. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of September 30, 2020 and December 31, 2019, the Company held $188.2 million and $176.2 million, respectively, in cash and money market funds, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $0.1 million of accrued capital expenditures as of September 30, 2020, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows. The Company had no accrued capital expenditures as of December 31, 2019.

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

As of September 30, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2020 (in thousands):

Fair Value Measurements at September 30, 2020 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$168,967	$168,967	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature. The estimated fair value of the convertible 4.5% senior notes (the Convertible Notes) and gross carrying value were both $2.1 million as of September 30, 2020 and $3.0 million and $2.1 million, respectively, as of December 31, 2019. The fair value of the Convertible Notes is influenced by interest rates, the Company’s stock price and stock price volatility, and by prices observed in trading activity for the Convertible Notes. However, because there have been no trades involving the Convertible Notes since September 2019, the fair value as of September 30, 2020 and December 31, 2019 uses Level 3 inputs.

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

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update, or ASU, 2016-2, Leases (Topic 842), the details of which are further discussed in Note H. The Company determines if an arrangement is a lease at inception. Operating leases include right-of-use (ROU) assets and operating lease liabilities (current and non-current), which are recorded in the Company’s consolidated balance sheets. Single payment capital leases for equipment that are considered finance leases are included in property and equipment in the Company’s consolidated balance sheets. As the single payment obligations have all been made, there is no related liability recorded.

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

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the two-class method). Shares of the Company’s restricted stock participate in any dividends that may be declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for the options and unvested restricted stock and the if-converted method for the Convertible Notes, are shown in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock/units at end of period	19,181	18,754	19,181	18,754
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock	929	731	1,112	926
Shares issuable upon conversion of convertible notes at end of period	501	501	501	501
Common stock equivalents under if-converted method for convertible notes	501	501	501	501

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of September 30, 2020, the Company was authorized to grant future awards under three employee share-based compensation plans, which are the ImmunoGen, Inc. 2018 Employee, Director and Consultant Equity Incentive Plan, as amended (the 2018 Plan), the Employee Stock Purchase Plan (ESPP), and the ImmunoGen Inducement Equity Incentive Plan, as amended (the Inducement Plan). At the annual meeting of shareholders on June 20, 2018, the 2018 Plan was approved and provides for the issuance of Stock Grants, the grant of Options, and the grant of Stock-Based Awards for up to 7,500,000 shares of the Company’s common stock, as well as up to 19,500,000 shares of common stock which represent awards granted under the previous stock option plans, the ImmunoGen, Inc. 2016 and 2006 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to June 19, 2018. The Inducement Plan was approved the by Board of Directors in December 2019, and pursuant to subsequent amendments, provides for the issuance of non-qualified option grants for up to 1,500,000 shares of the Company’s common stock. Options awarded under the two plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividend	None	None	None	None
Volatility	88.3%	81.6%	85.0%	76.3%
Risk-free interest rate	.36%	1.78%	1.23%	2.24%
Expected life (years)	6.0	6.0	6.0	6.0

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2020 and 2019 were $4.56 and $1.68 per share, respectively, and $4.57 and $2.85 for options granted during the nine months ended September 30, 2020 and 2019, respectively.

A summary of option activity under the Company’s equity plans as of September 30, 2020, and changes during the nine-month period then ended is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2019	13,518	$7.53
Granted	7,256	4.57
Exercised	(175)	2.81
Forfeited/Canceled	(1,715)	9.52
Outstanding at September 30, 2020	18,884	$6.26

In September 2018, the Company granted 295,200 performance-based stock options to certain employees that will vest in two equal installments upon the achievement of specified performance goals. At September 30, 2020, 128,700 of these options are still outstanding. In the nine months ended September 30, 2020, the Company issued 2.6 million additional performance stock options that will vest in four installments upon the achievement of specified performance goals. The Company determined it is not currently probable that any of these performance goals will be achieved and, therefore, no expense has been recorded to date. The fair value of the performance-based options that could be expensed in future periods, net of estimated forfeitures, is $9.4 million.

A summary of restricted stock and restricted stock unit activity, inclusive of performance-based restricted stock awards, under the Company’s equity plans as of September 30, 2020, and changes during the nine-month period then ended is presented below (in thousands):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2019	1,297	$2.97
Vested	(513)	2.62
Forfeited	(487)	3.62
Unvested at September 30, 2020	297	2.55

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

During the nine months ended September 30, 2020, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 175,000 shares of common stock at prices ranging from $2.31 to $3.05 per share. The total proceeds to the Company from these option exercises were $0.5 million.

In June 2018, the Company's Board of Directors, with shareholder approval, adopted the ESPP. An aggregate of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. On June 30, 2020 and June 30, 2019, 78,000, and 323,000 shares, respectively, were issued to participating employees at a fair value of $1.86 and $1.63 per share, respectively. The fair value of each ESPP award is estimated on the first day of the offering period using the Black-

Scholes option-pricing model. The assumptions used in the calculations for each offering period are noted in the table below. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period.

	June 30, 2020	June 30, 2019
Dividend	None	None
Volatility	85.7%	67.3%
Risk-free interest rate	1.57%	2.51%
Expected life (years)	0.5	0.5

Stock compensation expense related to stock options and restricted stock awards granted under the stock plans and related to the ESPP was $3.7 million and $10.3 million during the three and nine months ended September 30, 2020, respectively, compared to stock compensation expense of $3.6 million and $10.7 million for the three and nine months ended September 30, 2019, respectively. Stock compensation expense related to the ESPP was $188,000 and $345,000 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the estimated fair value of unvested employee awards, exclusive of performance awards, was $20.7 million, net of estimated forfeitures. The weighted-average remaining vesting period for these awards is approximately three years.

Segment Information

During the nine months ended September 30, 2020, the Company continued to operate in one operating segment, which is the business of development of monoclonal antibody-based anticancer therapeutics.

During the three and nine months ended September 30, 2020, 99% and 97%, respectively, of revenues were from Roche, consisting primarily of non-cash royalty revenue, compared to 99% of revenue from Roche in each of the three and nine month periods ended September 30, 2019. There were no other customers of the Company that generated significant revenues in the three or nine months ended September 30, 2020 and 2019.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions, and forecasts. The ASU is effective for interim and annual periods beginning after December 15, 2019. Adoption of the ASU is on a modified retrospective basis. The Company adopted the standard on January 1, 2020, and it did not have a material effect on the Company’s consolidated financial statements.

No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

C.Agreements

Significant Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a member of the Roche Group, an exclusive license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Europe, Japan, and numerous other countries. The Company receives royalty reports and royalty payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $45.2 million and $32.1 million of non-cash royalties on net sales of Kadcyla were recorded and included in non-cash royalty revenue for the nine months ended September 30, 2020 and 2019, respectively. Kadcyla sales occurring after January 1, 2015 were covered by a royalty purchase agreement whereby the associated cash, except for a residual tail, was initially remitted to Immunity Royalty Holdings, L.P, or IRH. Then in January 2019, the Company sold its residual tail to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million, as discussed further in Note E. Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on.

On May 3, 2019, Roche notified the Company that the FDA approved Kadcyla for adjuvant (after surgery) treatment of people with HER2-positive early breast cancer who have residual invasive disease after neoadjuvant (before surgery) taxane and Herceptin® (trastuzumab)-based treatment, resulting in a $5.0 million regulatory milestone payment to the Company for a first extended indication, which is included in license and milestone fees for the nine months ended September 30, 2019. The Company is entitled to receive up to a total of $44.0 million in milestone payments pursuant to the license agreement, of which the Company has received $39.0 million to date.

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

Novartis

The Company granted Novartis exclusive development and commercialization licenses to the Company’s maytansinoid and IGN ADC technology for use with antibodies to six specified targets under a now-expired right-to-test agreement established in 2010. The Company received a $45.0 million upfront payment in connection with the execution of the right-to-test agreement in 2010, and for each development and commercialization license taken for a specific target, the Company received an exercise fee of $1.0 million and is entitled to receive up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development milestones—$22.5 million; regulatory milestones—$77.0 million; and sales milestones—$100.0 million. In December 2019, a development milestone of $5.0 million related to dosing a first patient in a Phase 1 clinical trial for one of the licensed products became probable of being attained. Accordingly, $4.7 million of the $5.0 million milestone that was allocated to the delivered license was recorded as license and milestone fee revenue in 2019, and $0.3 million that was allocated to future technological improvements was deferred and is being recognized as revenue ratably over the estimated term of the license. In September 2020, Novartis enrolled its first patient in the aforementioned Phase 1 clinical trial, and consequently owes the $5.0 million milestone payment to the Company. Novartis is responsible for the manufacturing, development, and marketing of any products resulting from the development and commercialization license taken by Novartis under this collaboration.

Terminated Agreements

During the quarter ended September 30, 2020, each of the exclusive development and commercialization licenses granted by the Company to each of Biotest and Takeda terminated pursuant to notices of termination received during the quarter ended June 30, 2020.

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, Agreements - Significant Collaborative Agreements, to the consolidated financial statements included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020.

D.Convertible 4.5% Senior Notes

In 2016, the Company issued Convertible Notes with an aggregate principal amount of $100 million, of which $2.1 million remains outstanding as of September 30, 2020. The Convertible Notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $0.1 million of interest expense in each of the nine months ended September 30, 2020 and 2019. The Convertible Notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equal to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest.

E.	Liability Related to Sale of Future Royalties

In 2015, IRH purchased the right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to December 31, 2014, arising under the Company’s development and commercialization license with Genentech, until IRH had received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified threshold. Once the applicable threshold was met, if ever, the Company would thereafter have received 85% and IRH would have received 15% of the Kadcyla royalties for the remaining royalty term. At consummation of the transaction, the Company received cash proceeds of $200 million. As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented net of the liability in the accompanying consolidated balance sheet and are being amortized to interest expense over the estimated life of the royalty purchase agreement. Although the Company sold its rights to receive royalties from the sales of Kadcyla, as a result of its then ongoing involvement in the cash flows related to these royalties, the Company continues to account for these royalties as revenue and recorded the $200 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that is being amortized using the interest method over the estimated life of the royalty purchase agreement.

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million (amount is net of $1.5 million in contingent broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as long-term deferred revenue and will be amortized as the royalty revenue related to the residual rights is earned using the units of revenue approach. During the nine months ended September 30, 2020, the Company did not receive any royalties related to the residual rights, therefore, no revenue from this sale was recognized. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company will continue to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the nine-month period ended September 30, 2020 (in thousands):

Nine Months Ended
September 30, 2020
Liability related to sale of future royalties, net — beginning balance	$123,541
Kadcyla royalty payments received and paid	(42,095)
Non-cash interest expense recognized	17,417
Liability related to sale of future royalties, net — ending balance	$98,863

As royalties are remitted to IRH and subsequently OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the underlying license agreement with Genentech covering Kadcyla. The sum of these amounts less the

$200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense results in an imputed annual interest rate of 10.5%, and a current imputed interest rate of 20.3% as of September 30, 2020. The Company periodically assesses the estimated royalty payments to IRH/OMERS and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

In addition, the royalty purchase agreement grants IRH/OMERS the right to receive certain reports and other information relating to the royalties and contains other representations and warranties, covenants, and indemnification obligations that are customary for a transaction of this nature.

F.	Capital Stock

Compensation Policy for Non-Employee Directors

Pursuant to the Compensation Policy for Non-Employee Directors, Non-Employee Directors are granted deferred share units for their annual retainers that vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date. The number of deferred share units awarded is fixed per the plan on the date of the award. All unvested deferred share units will automatically vest immediately prior to the occurrence of a change of control. The redemption amount of deferred share units issued will be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board.

In addition to the deferred share units, the Non-Employee Directors are also entitled to receive a fixed number of stock options on the date of the annual meeting of shareholders. These options vest quarterly over approximately one year from the date of grant. Any new directors will receive a pro-rated award, depending on their date of election to the Board.

In June 2020, the Compensation Policy for Non-Employee Directors was amended, resulting in annual deferred share unit grants increasing from 4,000 to 17,000 units, and annual stock option grants increasing from 18,000 to 50,000 options. There were no substantial changes to the terms of the awards.

The directors received a total of 300,000 and 108,000 options in June 2020 and 2019, respectively, and the related compensation expense for the three and nine months ended September 30, 2020 and 2019 is included in the amounts discussed in the “Stock-Based Compensation” section of Note B above.

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

As a result of the workforce reduction, during the three months ended June 30, 2019, the Company recorded a $16.0 million charge for severance related to a pre-existing plan in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits, as such amounts were probable and reasonably estimable. The estimate was later reduced to $15.3 million due to minor adjustments to the plan. The related cash payments were substantially paid out by June 30, 2020. In addition, a charge of $4.0 million was incurred for incremental retention benefits over the same time period, of which $2.4 million was recorded during the year ended December 31, 2019 and $1.6 million was recorded during the nine months ended September 30, 2020.

A summary of activity against the corporate restructuring charge related to the employee terminations in 2020 is as follows:

Employee
Termination
Benefits Costs
Balance at December 31, 2019	$4,087
Additional charges/adjustments during the period	(116)
Payments during the period	(2,859)
Balance at September 30, 2020	$1,112

In addition to the termination benefits and other related charges, the Company has sub-leased laboratory and office space at 830 Winter Street in Waltham, Massachusetts no longer used in the business. The decision to vacate part of its corporate office resulted in a change in asset groupings and also represented an impairment indicator. The Company determined and continues to believe that the right-of-use asset and leasehold improvements are recoverable based on expected sublease income, and therefore, no impairment has been recorded.

Charge Related to Unoccupied Office Space

The Company has sought to sub-lease 10,281 square feet of unoccupied office space at 930 Winter Street in Waltham, Massachusetts that was leased in 2016. During the nine months ended September 30, 2019, the Company recorded a $0.6 million impairment charge related to this lease, which represented the remaining balance of the right to use asset as the likelihood of finding a sub-lessor had diminished significantly as the lease approaches termination.

H.	Leases

The Company currently has two real estate leases. The first is an agreement with CRP/King 830 Winter L.L.C. for the rental of approximately 120,000 square feet of laboratory and office space at 830 Winter Street, Waltham, Massachusetts through March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years and is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. During the nine months ended September 30, 2020, the Company executed four subleases for approximately 65,000 square feet through the remaining initial term of the lease. The balance of the space will be used by the Company. The second real estate lease is an agreement with PDM 930 Unit, LLC for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, Massachusetts through August 31, 2021. The Company is required to pay certain operating expenses for the leased premises based on its pro-rata share of such expenses for the entire rentable space of the building.

Upon adoption of ASC 842 in January 2019, a ROU asset of $17.6 million and a lease liability of $27.3 million were recorded and are identified separately in the Company’s consolidated balance sheets for the existing operating leases. There was no impact to the consolidated statements of operations. Upon adoption, the amount of the ROU assets recorded was offset by the applicable unamortized lease incentive and straight-line lease liability balances of $9.7 million and, therefore, there was no impact to accumulated deficit. There were no initial direct costs related to the leases to consider. The Company’s operating lease liabilities related to its real estate lease agreements were calculated using a collateralized incremental borrowing rate. The weighted average discount rate for the operating lease liability is approximately 11%. A 100 basis point change in the incremental borrowing rate would result in less than a $1 million impact to the ROU assets and liabilities recorded. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term, which for the nine months ended September 30, 2020 and 2019 was $3.0 million and $3.3 million, respectively, and is included in operating expenses in the consolidated statement of operations. During the nine months ended September 30, 2019, the Company recorded $0.6 million of impairment charges related to its 930 Winter Street lease, which represented the remaining balance of the ROU asset as the likelihood of finding a sub-lessor had diminished significantly as the lease approaches termination. Cash paid against operating lease liabilities during the nine months ended September 30, 2020 and 2019 was $4.1 million and $4.0 million, respectively. As of September 30, 2020, the Company’s ROU asset and lease liability for operating leases totaled $14.5 million and $22.6 million, respectively, and the weighted average remaining term of the operating leases is 5.4 years.

The maturities of operating lease liabilities discussed above are as follows (in thousands):

2020 (three months remaining)	$1,379
2021	5,323
2022	5,389
2023	5,510
2024	5,470
Thereafter	6,866
Total lease payments	29,937
Less imputed interest	(7,359)
Total lease liabilities	$22,578

In addition to the amounts in the table above, the Company is also responsible for variable operating expenses and real estate taxes that are expected to approximate $3.4 million per year through March 2026.

Sublease Income

In 2020, the Company executed four agreements to sublease a total of approximately 65,000 square feet of the Company’s leased space at 830 Winter Street, Waltham, Massachusetts through March 2026. During the nine months ended September 30, 2020, the Company recorded $1.6 million of sublease income, inclusive of the sublessees’ proportionate share of operating expenses and real estate taxes for the period.

Two of the four sublease agreements include an early termination option after certain periods of time for an agreed-upon fee. Assuming no early termination option is exercised, the Company will receive $16.6 million in minimum rental payments over the remaining term of the subleases, which is not included in the operating lease liability table above. The sublessees are also responsible for their proportionate share of variable operating expenses and real estate taxes.

I.         Commitments and Contingencies

Manufacturing Commitments

As of September 30, 2020, the Company has noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for supply of the Company’s product candidates totaling $5.2 million, which will be substantially paid in 2021.

In 2018, the Company executed a commercial agreement with one of its manufacturers for the future production of antibody through calendar 2025. In May 2019, the agreement was amended to reduce the number of committed antibody batches for an agreed-upon exit fee, which was recorded as research and development expense in the first quarter of 2019. After further negotiations, the Company’s noncancelable commitment for future production is approximately €16 million at September 30, 2020.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission, or the SEC, on March 11, 2020.

OVERVIEW

We are a clinical-stage biotechnology company focused on developing the next generation of ADCs to improve outcomes for cancer patients. By generating targeted therapies with enhanced anti-tumor activity and favorable tolerability profiles, we aim to disrupt the progression of cancer and offer patients more good days. We call this our commitment to ‘‘target a better now.’’

An ADC with our proprietary technology comprises an antibody that binds to a target found on tumor cells and is conjugated to one of our potent anti-cancer agents as a ‘‘payload’’ to kill the tumor cell once the ADC has bound to its target. ADCs are an expanding approach to the treatment of cancer, with nine approved products and the number of agents in development growing significantly in recent years.

We have established a leadership position in ADCs with a portfolio of differentiated product candidates to address both solid tumors and hematological malignancies.

Managing the Impact of the COVID-19 Pandemic

Since the first quarter of 2020, we have continued to move our clinical studies forward, while adapting to meet the evolving challenges of the COVID-19 pandemic. We implemented business continuity plans in the first half of March 2020, which allowed our organization to effectively transition to working from home. Since then, we have worked closely with our external partners to monitor progress across our studies and to respond to new developments as they arise. From a manufacturing and supply chain perspective, we entered the pandemic with ample drug product and believe we have sufficient inventory on hand for all of our ongoing mirvetuximab monotherapy and combination trials, IMGN632 expansion studies, and to support the Phase 1 study for IMGC936. Furthermore, our supply partners have taken prospective measures that we believe will ensure our currently activated study sites have sufficient safety stock of drug product to weather disruptions in transportation or supply. In addition, from a regulatory perspective, since the beginning of the pandemic, we have received timely reviews of our submissions to the FDA and other health authorities covering our clinical trial applications.

We have maintained a high level of productivity over the last six months, and are actively monitoring trial progress on a global scale. As previously disclosed, the impact of COVID-19 slowed site activation and patient enrollment for SORAYA, our single-arm clinical trial to support accelerated approval of mirvetuximab, by six to eight weeks from our original estimates. Factoring in this delay, we expect to report top-line data from SORAYA in the third quarter of 2021 and do not anticipate any change to the expected filing of the biologics license application for mirvetuximab in the second half of 2021.

Our Business

Our lead program is mirvetuximab soravtansine, a first-in-class investigational ADC targeting folate receptor alpha, or FRα, a cell-surface protein overexpressed in a number of epithelial tumors, including ovarian, endometrial, and non-small-cell lung cancers. While FORWARD I, our Phase 3 clinical trial did not meet its primary endpoint, in post hoc exploratory analyses in the FRα-high population scored by the PS2+ method, mirvetuximab was associated with longer progression free survival, by blinded independent review committee, a higher overall response rate, and longer overall survival.

Following consultation with the FDA, we moved forward with two new trials of mirvetuximab: SORAYA, a single-arm clinical trial that, if successful, could lead to accelerated approval of mirvetuximab; and MIRASOL, a randomized Phase 3 clinical trial that, if successful, could lead to full approval of mirvetuximab. We are actively enrolling both studies and expect to report top-line data from SORAYA in the third quarter of 2021 and top-line data from MIRASOL in the first half of 2022. If SORAYA is successful, as previously noted, we expect to submit an application for accelerated approval of mirvetuximab in the applicable patient population to the FDA during the second half of 2021 and, thereafter, to seek full approval on the basis of a confirmatory Phase 3 trial, MIRASOL.

Beyond our antipated monotherapy indication, we are generating data with mirvetuximab in combination with other agents to expand into earlier lines of ovarian cancer therapy. To this end, we recently published data at the virtual American Society of Clinical Oncology (ASCO) 2020 annual meeting and the European Society for Medical Oncology (ESMO) 2020 Congress showing encouraging anti-tumor activity and favorable tolerability profiles for mirvetuximab as a doublet with bevacizumab and a triplet with carboplatin and bevacizumab. With the benefit of these data, we are working to define the best path forward to label expansion with mirvetuximab in combination regimens. Finally, we are supporting an investigator-sponsored study of mirvetuximab plus carboplatin, which we expect to start in the fourth quarter of 2020.

As part of our ongoing development efforts, we have generated a new class of cytotoxic payloads that we refer to as IGNs. Our IGNs are designed to alkylate DNA without cross-linking, which has provided a broad therapeutic index in preclinical models. Specifically, IGN ADCs have retained the anti-tumor potency of crosslinking drugs with less toxicity to normal cells in in vitro and animal models. These properties have allowed for repeat administration of ADCs with IGN payloads in clinical studies, and as supported by preclinical data, suggest that ADCs with IGN payloads may be able to be added to other agents in combination regimens.

IMGN632 is an investigational ADC comprised of a high affinity antibody designed to target CD123 with site specific conjugation to our most potent IGN payload. We are advancing IMGN632 in clinical trials for patients with acute myeloid leukemia, or AML, and blastic plasmacytoid dendritic cell neoplasm, or BPDCN, in collaboration with Jazz. We presented data from our Phase 1 clinical trial of IMGN632 in patients with relapsed or refractory adult AML, and BPDCN at the Annual Meeting of the American Society of Hematology in December of 2019. We have also determined a Phase 2 dose and schedule for IMGN632 and have initiated a clinical trial with combinations in AML as well as monotherapy in front-line patients with minimal residual disease following induction therapy. In addition, we are pursuing an expansion cohort in BPDCN patients under our initial protocol. In October 2020, we announced that the FDA granted Breakthrough Therapy designation for IMGN632 for the treatment of patients with relapsed or refractory BPDCN.

We continue to advance select preclinical programs, led by IMGC936. IMGC936 is an investigational ADC in co-development with MacroGenics designed to target ADAM9, an enzyme overexpressed in a range of solid tumors and implicated in tumor progression and metastasis. This ADC incorporates a number of innovations, including antibody engineering to extend half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker and payload for improved stability and bystander activity. The Investigational New Drug application, or IND, for IMGC936 was accepted by the FDA in the second quarter of 2020 and we have enrolled our first patient in the Phase 1 study.

Additionally, we presented encouraging preclinical data on our next generation anti-folate receptor alpha candidate, IMGN151, at the American Academy of Cancer Research Virtual Annual Meeting II in June 2020. This ADC moved into preclinical development in the second quarter of 2020 and we expect to file the IND for IMGN151 in the second half of 2021.

Collaborating on ADC development with other companies allows us to generate revenue, mitigate expenses, enhance our capabilities, and extend the reach of our proprietary platform. Our most advanced partner program is Roche’s marketed product, Kadcyla®. Our ADC technology is also used in candidates in clinical development with a number of partners. We have evolved our partnering approach to pursue relationships where we can gain access to technology and complementary capabilities, such as our technology swap with CytomX, as well as co-development and co-commercialization opportunities, such as our relationships with Jazz and MacroGenics. In addition, following our restructuring in 2019, we seek to monetize our remaining portfolio and platform technologies through out-licensing transactions or asset sales. To this end, in December 2019, we granted an exclusive development and commercialization license to our cytotoxic payload technology to CytomX for use with antibodies (and Probodies™ developed therefrom) directed to EpCAM, including certain of our proprietary anti-EpCAM antibodies developed into Probodies utilizing CytomX’s Probody technology, in return for which we received an upfront payment from CytomX with the potential for additional payments following CytomX’s successful achievement of pre-defined clinical development, approval, and commercialization milestones, as well as royalties on net sales.

In October 2020, we entered into a collaboration and license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. , or Huadong, a subsidiary of Huadong Medicine Co., Ltd., under which Huadong will exclusively develop and commercialize mirvetuximab in the People’s Republic of China, Hong Kong, Macau, and Taiwan, which we refer to as Greater China. Under the terms of the collaboration and license agreement, we will receive a non-refundable upfront payment of $40.0 million and are eligible to receive additional milestone payments of up to $265.0 million as certain development, regulatory, and net sales objectives are achieved. We are also eligible to receive tiered low double digit to high teen royalties as a percentage of mirvetuximab commercial sales by Huadong in Greater China. Huadong is responsible for the development and commercialization of mirvetuximab in Greater China except in limited circumstances. Huadong will also have the opportunity to participate in our global clinical studies of mirvetuximab. We retain all of our rights to mirvetuximab in the rest of the world and will continue to be responsible for the development and commercialization of mirvetuximab in the United States and other geographies outside of Greater China.

We expect that substantially all of our revenue for the foreseeable future will result from payments under our collaborative arrangements. For more information concerning these relationships, including their ongoing financial and accounting impact on our business, please read Note C, “Significant Collaborative Agreements,” to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020.

To date, we have not generated revenues from commercial sales of internal products, and we expect to continue to incur significant operating losses for the foreseeable future. As of September 30, 2020, we had $188.2 million in cash and cash equivalents compared to $176.2 million as of December 31, 2019.

In January 2020, we announced the closing of a public offering of 24.5 million shares of common stock at a price of $4.25 per share. We received net proceeds from the offering of $97.7 million after deducting underwriting discounts and offering expenses. In addition, on September 25, 2020, we entered into an Open Market Sale AgreementSM, or Sale Agreement, with Jefferies, LLC, or Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $100.0 million. Through the date of filing this report, we have sold approximately 12.9 million shares of our common stock under the Sale Agreement, generating net proceeds of approximately $54.0 million after deducting offering commissions and estimated expenses. None of these sales occurred during the three months ended September 30, 2020.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2020 and 2019

Revenues

Our total revenues for the three months ended September 30, 2020 and 2019 were $18.2 million and $13.3 million, respectively. The $4.9 million increase in revenues in the three months ended September 30, 2020 from the same period in the prior year is primarily attributable to an increase in non-cash royalty revenue, which is discussed further below.

License and Milestone Fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year. License and milestone fee revenue was $0.1 million for each of the three months ended September 30, 2020 and 2019.

Deferred revenue of $130.5 million as of September 30, 2020 includes $60.5 million remaining from an upfront payment related to the license options granted to Jazz in August 2017 and $65.2 million related to the sale of our residual rights to receive royalty payments on commercial sales of Kadcyla, with the remainder of the balance primarily representing consideration received from our collaborators pursuant to our license agreements which we have yet to earn pursuant to our revenue recognition policy.

Non-cash Royalty Revenue Related to the Sale of Future Royalties

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy we recorded $18.1 million and $13.2 million of non-cash royalties on net sales of Kadcyla for the three-month periods ended September 30, 2020 and 2019, respectively. The increase in 2020 compared to 2019 is a result of an increase in royalty payments driven by an increase in net sales of Kadcyla, due to market expansion of Kadcyla and approval of Kadcyla for a second indication in 2019. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement, whereby the associated cash was initially remitted to IRH, subject to a residual cap. In January 2019, we sold our residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS for $65.2 million, net of $1.5 million of fees. Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, thereby obtaining the rights to 100% of the royalties received from that date on. See further details regarding the royalty obligation in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report.

Research and Development Expenses

Our research and development expenses relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents, (ii) preclinical testing of product candidates and the cost of clinical trials, (iii) development related to clinical and commercial manufacturing processes, and (iv) external manufacturing operations.

Research and development expense for the three months ended September 30, 2020 increased $3.7 million to $24.7 million from $21.0 million for the three months ended September 30, 2019, due primarily to an increase in clinical trial costs and a lower credit recorded in the current quarter pursuant to our cost-sharing agreement with Jazz due to the discontinuation of the IMGN779 program in connection with the 2019 restructuring. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended
	September 30,
Research and Development Expense Category	2020	2019
Research	$—	$1,555
Preclinical and clinical testing	17,231	13,301
Process and product development	1,522	1,265
Manufacturing operations	5,932	4,894
Total research and development expense	$24,685	$21,015

Research

Research includes expenses primarily associated with activities to identify and evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facility expenses, and laboratory supplies. There were no research expenses for the three months ended September 30, 2020 compared with $1.6 million for the three months ended September 30, 2019 as a result of the restructuring of the business at the end of the second quarter of 2019.

Preclinical and Clinical Testing

Preclinical and clinical testing includes expenses related to preclinical testing of our product candidates, regulatory activities, and the cost of clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended September 30, 2020 increased $3.9 million to $17.2 million compared to $13.3 million for the three months ended September 30, 2019. This increase is primarily the result of increased clinical trial costs driven by costs incurred related to advancing the MIRASOL, SORAYA, and IMGN632 combination therapy studies, increased third-party staffing costs, and a lower credit recorded in the current quarter pursuant to our cost-sharing agreement with Jazz due to the discontinuation of the IMGN779 program in connection with the 2019 restructuring.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our compounds. Such expenses include the costs of personnel, contract services, laboratory supplies, and facility expenses. For the three months ended September 30, 2020, total process and product development expenses increased $0.3 million compared to the three months ended September 30, 2019, driven by an increase in contract services.

Manufacturing Operations

Manufacturing operations expense includes costs to have preclinical and clinical materials manufactured for our product candidates and quality control and quality assurance activities. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, and allocated facility expense. For the three months ended September 30, 2020, manufacturing operations expense increased $1.0 million to $5.9 million compared to $4.9 million in the same period last year. This increase is principally the result of a lower credit recorded in the current quarter pursuant to our cost-sharing agreement with Jazz due to the discontinuation of the IMGN779 program in connection with the 2019 restructuring, partially offset by a decrease in overall external manufacturing costs driven by timing of cytotoxic supply and certain conjugation activities in support of the mirvetuximab and IMGN632 programs in the prior quarter.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 increased $1.0 million compared to the same period last year due primarily to an increase in professional services.

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

Investment Income, net

Investment income for the three months ended September 30, 2020 and 2019 was $11,000 and $1.0 million, respectively. The decrease in the current period is due to a marginally lower average cash balance and a significant decrease in interest rates.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold as described above. As described in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the three months ended September 30, 2020 and 2019, we recorded $5.6 million and $4.3 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. The increase in 2020 compared to 2019 is a result of an increase in royalty payments driven by an increase in net sales of Kadcyla, as well as a greater imputed interest rate driven by greater projected royalty payments due to market expansion of Kadcyla and approval of Kadcyla for a second indication in 2019. We record interest expense at the imputed interest rate, which we currently estimate to be 20.3%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2020 and 2019 was $11,000 and $(0.5) million, respectively, consisting substantially of foreign currency exchange gains and losses related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill those obligations during the respective periods.

Comparison of Nine Months ended September 30, 2020 and 2019

Revenues

Our total revenues for the nine months ended September 30, 2020 and 2019 were $46.5 million and $37.4 million, respectively. The $9.1 million increase in revenues in the nine months ended September 30, 2020 from the same period in the prior year is attributable to an increase in non-cash royalty revenue, partially offset by a decrease in license and milestone fees, both of which are discussed further below.

License and Milestone Fees

License and milestone fee revenue was $1.3 million and $5.2 million for the nine months ended September 30, 2020 and 2019, respectively. Included in license and milestone fees for the nine months ended September 30, 2019 is a $5.0 million regulatory milestone achieved under our license agreement with Genentech, a member of the Roche Group.

Non-cash Royalty Revenue Related to the Sale of Future Royalties

In accordance with our revenue recognition policy we recorded $45.2 million and $32.1 million of non-cash royalties on net sales of Kadcyla for the nine-month periods ended September 30, 2020 and 2019, respectively. The increase in 2020 compared to 2019 is a result of an increase in royalty payments driven by an increase in net sales of Kadcyla, due to market expansion of Kadcyla and approval of Kadcyla for a second indication in 2019. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement. See further details regarding the royalty obligation in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report.

Research and Development Expenses

Research and development expense for the nine months ended September 30, 2020 decreased $13.5 million to $75.0 million from $88.5 million for the nine months ended September 30, 2019, due primarily to lower personnel, administrative, laboratory, third-party research, and allocated facility expenses resulting from the restructuring of the business at the end of the second quarter of 2019. Partially offsetting these decreases, clinical trial costs increased in the current period and we recorded a lower credit pursuant to our cost-sharing agreement with Jazz due to the discontinuation of the IMGN779 program in connection with the 2019 restructuring. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Nine Months Ended September 30,
Research and Development Expense	2020	2019
Research	$—	$12,055
Preclinical and Clinical Testing	53,835	52,791
Process and Product Development	3,999	6,577
Manufacturing Operations	17,180	17,044
Total Research and Development Expense	$75,014	$88,467

Research

There were no research expenses for the nine months ended September 30, 2020 as a result of the restructuring of the business at the end of the second quarter of 2019.

Preclinical and Clinical Testing

Preclinical and clinical testing expenses for the nine months ended September 30, 2020 increased $1.0 million to $53.8 million compared to $52.8 million for the nine months ended September 30, 2019. This increase is primarily the result of increased clinical trial costs driven by costs incurred related to advancing the MIRASOL, SORAYA, and IMGN632 combination therapy studies and a lower credit recorded in the current period pursuant to our cost-sharing agreement with Jazz due to the discontinuation of the IMGN779 program in connection with the 2019 restructuring. Partially offsetting these increases were lower personnel, administrative, laboratory, and allocated facility expenses resulting from the restructuring of the business and a decrease in contract services driven by preclinical development of IMGC936 in the prior period.

Process and Product Development

For the nine months ended September 30, 2020, total process and product development expenses decreased $2.6 million compared to the nine months ended September 30, 2019. This decrease is principally due to a decrease in personnel expenses, laboratory supplies, and allocated facility expenses as a result of the restructuring of the business, partially offset by an increase in contract services driven by greater activity related to our IMGN151 and IMGC936 programs and a lower credit recorded in the current period pursuant to our cost-sharing agreement with Jazz due to the discontinuation of the IMGN779 program in connection with the 2019 restructuring.

Manufacturing Operations

For the nine months ended September 30, 2020, manufacturing operations expense increased $0.2 million to $17.2 million compared to $17.0 million in the same period last year. This increase is principally the result of a lower credit recorded in the current period pursuant to our cost-sharing agreement with Jazz due to the discontinuation of the IMGN779 program in connection with the 2019 restructuring, partially offset by lower personnel, administrative, and facility-related expenses resulting from the shut-down of our manufacturing facility in February 2019 and the restructuring of the business at the end of the second quarter of 2019. Additionally, overall external manufacturing costs decreased in the current period driven largely by transfer and scale-up activities related to our IMGC936 and IMGN632 programs in the prior period.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 increased $0.2 million compared to the same period last year due primarily to a higher allocation of facility-related expenses for excess laboratory and office space and an increase in professional services, partially offset by a decrease in personnel and administrative expenses, as well as a gain on sale of laboratory equipment, resulting from the prior year restructuring.

Restructuring Charges

2019 Corporate Restructuring

As a result of the workforce reduction approved by our Board of Directors on June 26, 2019 discussed above, we recorded a charge of $16.0 million for severance related to a pre-existing plan in June 2019, which has been subsequently reduced to $15.3 million due to minor adjustments to the plan. The related cash payments were substantially paid out by June 30, 2020. In addition, a charge of $4.0 million was recorded for incremental retention benefits in the same time period, of which approximately $1.6 million was recorded during the nine months ended September 30, 2020.

Charge Related to Unoccupied Office Space

We have sought to sub-lease 10,281 square feet of unoccupied office space in Waltham, Massachusetts that was leased in 2016. During the nine months ended September 30, 2019, we recorded a $0.6 million impairment charge related to this lease, which represented the remaining balance of the right to use asset as the likelihood of finding a sub-lessor had diminished significantly as the lease approaches termination.

Investment Income, net

Investment income for the nine months ended September 30, 2020 and 2019 was $0.7 million and $3.7 million, respectively. The decrease in the current period is due to a marginally lower average cash balance in the current period and a significant decrease in interest rates.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold as described above. As described in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the nine months ended September 30, 2020 and 2019, we recorded $17.4 million and $11.5 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. The increase in 2020 compared to 2019 is a result of an increase in royalty payments driven by an increase in net sales of Kadcyla, as well as a greater imputed interest rate driven by greater projected royalty payments, due to market expansion of Kadcyla and approval of Kadcyla for a second indication in 2019. We record interest expense at the imputed interest rate, which we currently estimate to be 20.3%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other Expense, net

Other expense, net for the nine months ended September 30, 2020 and 2019 was $0.1 million and $0.4 million, respectively. These amounts were substantially foreign currency exchange losses related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill those obligations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our cash and cash equivalents, working capital, and shareholders’ deficit as of September 30, 2020 and December 31, 2019, and cash flow activities for the nine months ended September 30, 2020 and 2019 as follows (in thousands):

	As of
	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$188,217	$176,225
Working capital	119,506	131,488
Shareholders’ deficit	(42,891)	(76,121)

	Nine Months Ended September 30,
	2020	2019
Cash used for operating activities	$(87,155)	$(55,810)
Cash provided by (used for) investing activities	611	(2,762)
Cash provided by financing activities	98,536	811

Cash Flows

We require cash to fund our operating expenses, including the advancement of our clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in public markets and payments from our collaborators, including license fees, milestones, research funding, and royalties. We have also monetized our rights to receive royalties on Kadcyla for up-front consideration. As of September 30, 2020, we had $188.2 million in cash and cash equivalents. Net cash used for operations was $87.2 million and $55.8 million for the nine months ended September 30, 2020 and 2019, respectively, with the 2019 period benefiting from $65.2 million of net proceeds from the sale of our residual rights to royalty payments on net sales of Kadcyla. The principal use of cash for operating activities for both periods presented was to fund our net loss, adjusted for non-cash items.

Net cash provided by (used for) investing activities was $0.6 million and $(2.8) million for the nine months ended September 30, 2020 and 2019, respectively. During the current period, as a result of the restructuring at the end of the second quarter of 2019, we sold excess equipment generating proceeds of $1.4 million. Cash outflows for capital expenditures in the prior period consisted primarily of laboratory equipment and dedicated equipment at third-party manufacturing vendors.

Net cash provided by financing activities was $98.5 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively. In January 2020, pursuant to a public offering, we issued and sold 24.5 million shares of common stock, resulting in net proceeds of $97.7 million. Also included in each of the nine months ended September 30, 2020 and 2019 is $0.8 million of proceeds generated from the exercise of approximately 253,000 and 409,000 stock options, respectively, and the sale of shares purchased through our ESPP.

On September 25, 2020, we entered into an Open Market Sale Agreement SM, or Sale Agreement, with Jefferies, LLC as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $100.0 million. In connection with entering into the Sale Agreement, we filed a prospectus supplement to the prospectus included in our registration statement on Form S-3 (No. 333-223507), which became effective upon filing on March 7, 2018, with the SEC relating to the offer and sale of up to $100.0 million of our common stock under the Sale Agreement. Through the date of filing this report, we have sold 12,884,650 shares of our common stock under the Sale Agreement, generating net proceeds of approximately $54.0 million after deducting offering commissions and estimated expenses. None of these sales occurred during the three months ended September 30, 2020.

In October, 2020, we entered into a collaboration and license agreement with Huadong pursuant to which we granted Huadong the exclusive right to develop and commercialize mirvetuximab in Greater China. Under the terms of the agreement, we will receive a non-refundable $40.0 million upfront payment in the fourth quarter of 2020.

We anticipate that our current capital resources including the proceeds from the sales of our stock and the non-refundable upfront payment discussed above will enable us to meet our operational expenses and capital expenditures for more than twelve months after the date of this report. We may raise additional funds through equity, debt, and other financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. We cannot provide assurance that we will be able to obtain additional debt, equity, or other financing or generate revenues from collaborators on terms acceptable to the Company or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may elect or be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development and/or clinical projects.

Contractual Obligations

As of September 30, 2020, we have noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for supply of our product candidates totaling $5.2 million, which will be substantially paid in 2021.

In 2018, we executed a commercial agreement with one of our manufacturers for future production of antibody through calendar 2025. In May 2019, the agreement was amended to reduce the number of committed antibody batches for an agreed-upon exit fee, which was determined to be probable and recorded as research and development expense in the first quarter of 2019. After further negotiations, our noncancelable commitment for future production is approximately €16 million at September 30, 2020.

We lease approximately 120,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, Massachusetts, pursuant to a lease with an initial term that expires on March 31, 2026. In 2020, we executed four agreements to sublease a total of approximately 65,000 square feet of said space through March 2026. Two of the four sublease agreements include an early termination option after certain periods of time for an agreed-upon fee. Assuming these early termination options are not exercised, we will receive $16.6 million in minimum rental payments over the remaining term of the subleases. The sublessees will also be responsible for their proportionate share of variable operating expenses and real estate taxes.

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

PART II. OTHER INFORMATION

ITEM 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition, or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 5, 2020. There have been no material changes from the factors disclosed in such Annual Report on Form 10-K and Quarterly Report on Form 10-Q. We may, however, disclose changes to such risk factors, or disclose additional risk factors, from time to time in our future filings with the SEC.

ITEM 6.      Exhibits

Exhibit No.		Description

10.1

Open Market Sale AgreementSM, dated September 25, 2020, by and between ImmunoGen, Inc. and Jefferies LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 25, 2020)

31.1		Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certifications of the principal executive officer and the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the quarterly report on Form 10-Q of ImmunoGen, Inc. for the quarter ended September 30, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s (Deficit) Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: November 6, 2020	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Susan Altschuller, Ph.D.
Susan Altschuller, Ph.D.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)