Form 10-K
period 2020-12-31
ImmunoGen, Inc.
filed 2021-03-01
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq Global Select Market, of common stock held by non-affiliates at June 30, 2020: $799,032,429 (excludes shares held by executive officers and directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common stock outstanding at February 18, 2021: 199,731,834 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement on Schedule 14A to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 16, 2021 are incorporated by reference into Part III of this report.

ImmunoGen, Inc.

Form 10-K

Incorporation of certain information by reference

In this Annual Report on Form 10-K, ImmunoGen, Inc. (ImmunoGen, Inc., together with its subsidiaries, is referred to in this document as “we,” “our,” “us,” “ImmunoGen,” or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of December 31, 2020 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see “Risk Factors” below.

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

PART I

Item 1.    Business

We are a clinical-stage biotechnology company focused on developing the next generation of antibody-drug conjugates (ADCs) to improve outcomes for cancer patients. By generating targeted therapies with enhanced anti-tumor activity and favorable tolerability profiles, we aim to disrupt the progression of cancer and offer patients more good days. We call this our commitment to ‘‘target a better now.’’

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

Managing the Impact of the COVID-19 Pandemic

Since the first quarter of 2020, we have continued to move our clinical studies forward while adapting to meet the evolving challenges of the COVID-19 pandemic. We implemented business continuity plans in March 2020, which allowed our organization to effectively transition to working from home. Since then, we have worked closely with our external partners to monitor progress across our studies and to respond to new developments as they arise. From a manufacturing and supply chain perspective, we entered the pandemic with ample drug product and believe we have sufficient inventory on hand for all of our ongoing mirvetuximab soravtansine (mirvetuximab) monotherapy and combination trials, ongoing IMGN632 studies, and the Phase 1 study for IMGC936. Furthermore, our supply partners have taken prospective measures that we believe will ensure our currently activated study sites have sufficient safety stock of drug product to weather disruptions in transportation or supply. In addition, from a regulatory perspective, since the beginning of the pandemic, we have received timely reviews of our submissions to the U.S. Food and Drug Administration (FDA) and other health authorities covering our clinical trial applications.

We have maintained a high level of productivity since March 2020, when our workforce started working remotely, and are actively monitoring trial progress on a global scale. As disclosed in mid-2020, the impact of COVID-19 slowed site activation and patient enrollment for SORAYA, our single-arm clinical trial to support accelerated approval of mirvetuximab in folate receptor alpha (FRα)-high, platinum-resistant ovarian cancer, by six to eight weeks from our original estimates. Factoring in this delay and as previously reported, we expect to report top-line data from SORAYA in the third quarter of 2021 and anticipate submitting the biologics license application (BLA) for mirvetuximab in this setting by the end of 2021.

Our Business

Our lead program is mirvetuximab, a first-in-class investigational ADC targeting folate receptor alpha (FRα), a cell-surface protein overexpressed in a number of epithelial tumors, including ovarian, endometrial, and non-small-cell lung cancers. In 2019, FORWARD I, our Phase 3 clinical trial of mirvetuximab in patients with FRα-positive, platinum-resistant ovarian cancer, did not meet its primary endpoint. In post hoc exploratory analyses in the FRα-high population scored by the PS2+ method, however, mirvetuximab was associated with longer progression free survival, a higher overall response rate, and longer overall survival.

Following consultation with the FDA, we moved forward with two new trials of mirvetuximab in FRα-high, platinum-resistant ovarian cancer: SORAYA, a single-arm clinical trial that, if successful, could lead to accelerated approval in this setting; and MIRASOL, a randomized Phase 3 clinical trial that, if successful, could lead to full approval in this setting. We are actively enrolling both studies and expect to report top-line data from SORAYA in the third quarter of 2021 and top-line data from MIRASOL in the first half of 2022. If SORAYA is successful, we expect to submit an application for accelerated approval of mirvetuximab in the applicable patient population to the FDA by the end of 2021 and, thereafter, seek full approval on the basis of the confirmatory Phase 3 MIRASOL trial.

Beyond our anticipated monotherapy indications, we are generating data for mirvetuximab in combination with other agents to expand into earlier lines of ovarian cancer therapy. To this end, we published data at the virtual American Society of Clinical Oncology (ASCO) 2020 annual meeting and the European Society for Medical Oncology (ESMO) 2020 Congress showing encouraging anti-tumor activity and favorable tolerability profiles for mirvetuximab as a doublet with bevacizumab and as a triplet with carboplatin and bevacizumab. In addition, we plan to support the initiation in 2021 of two investigator-sponsored trials of mirvetuximab plus carboplatin, including a randomized Phase 2 study in recurrent platinum-sensitive ovarian cancer and a neo-adjuvant study. With the benefit of these data, we believe there is potential for compendia listings for combination use of mirvetuximab and are also working to define the best path forward to label expansion.

As part of our ongoing development efforts, we have generated a new class of cytotoxic payloads that we refer to as IGNs. Our IGNs are designed to alkylate DNA without cross-linking, which has provided a broad therapeutic index in preclinical models. Specifically, IGN payloads have retained the anti-tumor potency of cross-linking drugs with less toxicity to normal cells in in vitro and animal models. These properties have allowed for repeat administration of ADCs with IGN payloads in clinical studies, and as supported by preclinical data, suggest that ADCs with IGN payloads may be able to be added to other agents in combination regimens.

IMGN632 is an ADC comprised of a high-affinity antibody designed to target CD123 with site-specific conjugation to our most potent IGN payload. We are advancing IMGN632 in clinical trials for patients with blastic plasmacytoid dendritic cell neoplasm (BPDCN) and acute myeloid leukemia (AML).

In October 2020, we announced that the FDA granted Breakthrough Therapy designation for IMGN632 for the treatment of patients with relapsed or refractory BPDCN. In conjunction with a Type B meeting in the fourth quarter of 2020, we aligned with the FDA on a path to full approval in BPDCN, with an amendment to our ongoing 801 Phase 1/2 study to add a new cohort of up to 20 frontline patients. We expect to complete enrollment and generate top-line data in 12 to 18 months, with potential BLA submission in 2022.

We presented data from our Phase 1 clinical trial of IMGN632 in patients with relapsed or refractory BPDCN at the Annual Meeting of the American Society of Hematology (ASH) in December of 2020. These data demonstrated an overall response rate of 29 percent in all relapsed/refractory patients, including 2 complete responses (CR), 2 clinical complete responses (CRc), as well as 1 complete remission with incomplete hematologic recovery (CRi), and 3 partial responses (PR). In addition, IMGN632 had a favorable safety profile without any evidence of capillary leak syndrome, drug-related discontinuations, or drug-related deaths, with a zero percent 30-day mortality rate.

Our partners at MD Anderson Cancer Center also presented a poster at ASH detailing preclinical data on IMGN632 in combination with azacitidine and venetoclax in relapsed or refractory AML models. The preclinical triplet data demonstrated synergistic cell death in AML cell lines and significantly improved survival in AML patient-derived xenograft, or PDX models, compared with the azacitidine and venetoclax doublet or IMGN632 monotherapy. In all PDX models tested, the triplet combination showed superior anti-leukemic efficacy. In models refractory to the doublet of azacitidine and venetoclax, triplet therapy demonstrated the potential to overcome azacitidine and venetoclax resistance.

These data further support the addition of a CD123-targeted ADC with a novel DNA-damaging payload to the standard of care in relapsed or refractory AML.

Our 802 study, which is a Phase 1b/2 study designed to determine the safety, tolerability, and preliminary antileukemia activity of IMGN632 when administered in combination with azacitidine and/or venetoclax to patients with relapsed and frontline CD123-positive AML, is in the dose-escalation phase, enrolling relapsed and refractory patients to determine the recommended Phase 2 dose of IMGN632 for combination regimens. We anticipate sharing data from this study in 2021.

We continue to advance additional pipeline programs. IMGC936 is an ADC in co-development with MacroGenics designed to target ADAM9, an enzyme overexpressed in a range of solid tumors and implicated in tumor progression and metastasis. IMGC936 incorporates a number of innovations, including antibody engineering to extend the half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker and payload for improved stability and bystander activity. The Investigational New Drug application (IND) for IMGC936 was accepted by the FDA in the second quarter of 2020, and we began enrollment in the Phase 1 study in the fourth quarter of 2020.

IMGN151 is our next generation anti-FRα candidate in preclinical development. This ADC integrates innovation in each of its components, which may enable IMGN151 to address patient populations with lower levels of FRα expression, including tumor types outside of ovarian cancer. We presented encouraging data for IMGN151 at the American Academy of Cancer Research Virtual Annual Meeting II in June 2020. We expect to file the IND for IMGN151 by the end of 2021.

Collaborations and Out-Licenses

Over the last 39 years, ImmunoGen has assembled the most comprehensive ‘‘toolbox’’ in the ADC field. Our platform technology combines advanced chemistry and biochemistry with innovative approaches to antibody optimization, with a focus on increasing the diversity and potency of our payload agents, advancing antibody-payload linkage and release technologies, and integration of novel approaches to antibody engineering. These capabilities have enabled us to generate a pipeline of novel candidates with potent anti-tumor activity and favorable safety profiles that we can develop as monotherapies and in combination with existing and novel therapies.

Collaborating on ADC development with other companies allows us to generate revenue, mitigate expenses, enhance our capabilities, and extend the reach of our proprietary platform. The most advanced partner program is Roche’s marketed product, Kadcyla® (ado-trastuzumab emtansine). Our ADC technology is also used in candidates in clinical development with a number of partners. We have evolved our partnering approach to pursue relationships where we can gain access to technology and complementary capabilities, such as our technology swap with CytomX Therapeutics, Inc. (CytomX), as well as co-development and co-commercialization arrangements, such as our relationship with MacroGenics.

We have selectively licensed restricted access to our ADC platform technology to other companies to expand the use of our technology and to provide us with cash to fund our own product programs. These agreements typically provide the licensee with rights to use our ADC platform technology with its antibodies or related targeting vehicles to a defined target to develop products. The licensee is generally responsible for the development, clinical testing, manufacturing, registration, and commercialization of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, potential milestone payments, royalties on the sales of any resulting products, and research and development funding based on activities performed at our collaborative partner’s request.

Below is a table setting forth our current licensed ADC partnerships and status of the most advanced program in each partnership:

Partner	Licensed targets/compounds	Status of Most Advanced Program
Roche	HER2, 4 other[1]	Marketed
Huadong	Mirvetuximab – Greater China	Phase 3
CytomX	CD166, EpCAM	Phase 2
Debiopharm	CD37[2]	Phase 2
Bayer	Mesothelin	Phase 1
Novartis	cKit, pCadherin, CDH6, CCR7, 1 other[1]	Phase 1
Oxford BioTherapeutics/Menarini	CD205[3]	Phase 1
Fusion	Undisclosed	Phase 1
Viridian	IGF-1R non-cancer radiopharmaceuticals	Pre-clinical

1 Undisclosed.

2 Debiopharm has an exclusive license for Debio 1562 (formerly known as IMGN529).

3 Oxford BioTherapeutics and Menarini are developing MEN 1309, an ADC targeting CD205 and utilizing our DM4 payload, pursuant to a sublicense from Amgen, which in turn licensed our maytansinoid ADC technology to develop and commercialize ADCs targeting CD205.

Below is a brief description of the business relationships underlying each of the foregoing programs. For more information concerning these relationships, including their ongoing financial and accounting impact on our business, please read Note C, Significant Collaborative Agreements, to our consolidated financial statements included in this report.

Roche

In 2000, we granted Genentech, now a unit of Roche, an exclusive development and commercialization license to use our maytansinoid technology with antibodies that target HER2. Roche’s Kadcyla resulted from this license. Kadcyla was approved for marketing in the U.S., EU, and Japan in 2013. We are entitled to receive up to a total of $44 million in milestone payments, of which we have received $39 million to date, and also tiered royalties on the commercial sales of Kadcyla or any other resulting products as described below. Roche is responsible for the development, manufacturing, and marketing of any products resulting from this license.

In 2015, Immunity Royalty Holdings, L.P. (IRH) paid us $200 million to purchase our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, until IRH had received aggregate Kadcyla royalties equal to $235 million or $260 million, depending on when the aggregate Kadcyla royalties received by IRH reached a specified milestone. Once the applicable threshold would have been met, if ever, we would thereafter have received 85% and IRH would have received 15% of the Kadcyla royalties for the remaining royalty term. In January 2019, we sold our residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for $65.2 million, net of fees. Simultaneously, OMERS purchased IRH’s right to the royalties we previously sold to IRH as described above, therefore obtaining the rights to 100% of the royalties received from that date on.

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

Huadong

In October 2020, we entered into a collaboration and license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong) a subsidiary of Huadong Medicine Co., Ltd., under which Huadong will exclusively develop and commercialize mirvetuximab in the People’s Republic of China, Hong Kong, Macau, and Taiwan, which we refer to as Greater China. Under the terms of the collaboration and license agreement, we received a non-refundable upfront payment of $40.0 million and are eligible to receive additional payments of up to $265.0 million as certain development, regulatory, and net sales milestones are achieved. We are also eligible to receive tiered low double digit to high teen royalties as a percentage of mirvetuximab commercial sales by Huadong in Greater China. Huadong is responsible for the development and commercialization of mirvetuximab in Greater China except in limited circumstances. In addition, we granted Huadong a right of first negotiation if in the future we determine to enter into an agreement to grant a third party rights in Greater China to develop or commercialize a product, other than mirvetuximab, that specifically binds to FRα. We retain all rights to mirvetuximab in the rest of the world.

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

In 2017, we took exclusive development and commercialization licenses to CytomX’s proprietary Probody technology for use with Probodies that target two specified targets under the same reciprocal right-to-test agreement. We terminated one of these licenses for convenience prior to the end of 2017. We terminated the second license in December 2019 in connection with the grant of the EpCAM license to CytomX discussed below.

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

Debiopharm

 In May 2017, we entered into an Exclusive License and Asset Purchase Agreement with Debiopharm International, S.A., pursuant to which Debiopharm acquired our antibody-drug conjugate IMGN529, a potential new treatment for patients with CD37-positive B-cell malignancies, such as non-Hodgkin lymphoma (NHL). The transaction included the sale to Debiopharm of specified intellectual property and other assets related to the IMGN529 program and an exclusive license to additional intellectual property necessary or useful for Debiopharm to develop and commercialize IMGN529 (now known as Debio 1562).

Under the terms of the agreement, we received a $25 million upfront payment for the IMGN529 program and a $5 million milestone payment following the transfer of technology relating to IMGN529 to Debiopharm. In addition, we are entitled to a $25 million milestone payment upon IMGN529/Debio 1562 entering a Phase 3 clinical trial. Except for the foregoing upfront and milestone payments, we will not be entitled to receive any additional milestone payments or royalties under the agreement. The standard termination provisions discussed below apply to this license.

Bayer

In 2008, we granted Bayer an exclusive development and commercialization license to use our maytansinoid ADC technology with antibodies or other proteins that target mesothelin. We are entitled to receive, for each product developed and marketed by Bayer under this agreement, up to a total of $170.5 million in milestone payments plus royalties on the commercial sales of any resulting products. Bayer is responsible for the development, manufacturing, and marketing of any products resulting from this license. The standard termination provisions discussed below apply to this license.

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

Fusion

In December 2016, we entered into an exclusive license agreement to a specified target with Fusion Pharmaceuticals Inc. We are entitled to receive up to a total of $50 million in milestone payments plus royalties on the commercial sales of any resulting products. Fusion is responsible for the manufacturing, development, and marketing of any products resulting from the license. The standard termination provisions discussed below apply to this license.

Viridian

In October 2020, we entered into a license agreement with Viridian Therapeutics, Inc. pursuant to which we granted Viridian the exclusive right to develop and commercialize an insulin-like growth factor-1 receptor (IGF-1R) antibody for all non-oncology indications that do not use radiopharmaceuticals in exchange for an upfront payment, with the potential to receive up to a total of $143.0 million in milestone payments plus royalties on the commercial sales of any resulting product. Viridian is responsible for the manufacturing, development, and marketing of any products resulting from the license agreement. The standard termination provisions discussed below apply to this license.

Standard Termination Provisions

Standard termination provisions in our license agreements state that the partner may terminate the agreement for convenience at any time upon prior written notice to us. The agreement may also be terminated by either party for a material breach by the other, subject to notice and cure provisions. We may also terminate certain of these agreements upon the occurrence of specified events. Upon termination, the partner’s rights to our intellectual property with respect to the applicable target are canceled and could then be used by us or re-licensed for that target. Unless earlier terminated, the agreement will continue in effect until the expiration of partner’s royalty obligations, which are determined on a product-by-product and country-by-country basis. For each product and country, royalty obligations commence upon first commercial sale of that product in that country and extend until the later of either the expiration of the last-to-expire ImmunoGen patent covering that product in that country or the expiration for that country of the minimum royalty period specified in the agreement.

Other Agreements

From time to time we have entered into additional agreements with some of our collaborators pursuant to which we have provided certain Chemistry, Manufacturing and Controls (CMC)-related development and pre-pivotal ADC manufacturing services, or supplied ADC payloads, with respect to products they are developing under their licenses with us, with respect to which we have been entitled to receive payments at mutually negotiated rates.

Patents, Trademarks and Trade Secrets

ImmunoGen has a substantial and robust intellectual property portfolio comprising more than 1,400 issued patents and over 600 pending patent applications on a worldwide basis. Our intellectual property strategy centers on obtaining high quality patent protection directed to various embodiments of our proprietary technologies and product candidates. Using this strategy, our ADC technology and our product candidates are protected through a multi-layered approach. In this regard, we have patents and patent applications covering antibodies and other cell binding agents, linkers, cytotoxic payload agents (e.g., tubulin-acting maytansinoids, DNA-alkylating IGNs, and DNA-acting camptothecins), conjugation methodologies and complete ADCs, comprising one or more of these components, as well as methods of making and using each of the above. Typically, multiple issued patents and pending patent applications cover various embodiments of each of ImmunoGen’s and our licensees’ product candidates.

We consider our tubulin-acting maytansinoid, DNA-alkylating IGN, and DNA-acting camptothecin cytotoxic payload agent technologies to be key components of our overall patent strategy. With regard to our tubulin-acting maytansinoid cytotoxic payload agents, we currently own 20 issued U.S. patents covering various embodiments of our maytansinoid technology including those with claims directed to certain maytansinoids, including DM4 and DM21, and methods of manufacturing of DM1, DM4, and DM21, as well as methods of using the same. These issued patents remain in force until various times between 2022 and 2038. With regard to our IGN payload agents, we have 28 issued U.S. patents covering various aspects of our DNA-acting cytotoxic payload agents, which will expire at various times between 2030 and 2040. With regard to our camptothecin agents, we have a pending U.S. patent application covering various aspects of our camptothecin cytotoxic payload agents, which will expire in 2040. In all cases, we have received or are applying for comparable patent protection in other major commercial and manufacturing jurisdictions, including Europe, Japan, and China. In nearly all cases for our maytansinoid, IGN, and camptothecin patent portfolios, we have additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these technologies which, upon issuance or grant, will extend our patent protection term over these technologies by several additional years.

Our intellectual property strategy also includes pursuing patents directed to linkers, antibodies, conjugation methods, ADC formulations and the use of specific antibodies and ADCs to treat certain diseases. In this regard, we have 21 issued patents related to many of our linker technologies, as well as additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these linker technologies, including methods of making the linkers and antibody maytansinoid conjugates comprising these linkers. These issued patents remain in force until various times between 2023 and 2034. We also have 17 issued U.S. patents covering methods of assembling ADCs from their constituent antibody, linker, and cytotoxic payload agent moieties. These issued patents will expire between 2026 and 2040. In nearly all instances for both our linker and conjugation patent portfolios, we have additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these technologies which, upon issuance or grant, will extend our patent protection term over these technologies by several additional years. In all cases, we have received or are applying for comparable patents in other major commercial and manufacturing jurisdictions including Europe, Japan, and China.

We also file, prosecute, and maintain a substantial portfolio of patents and patent applications specifically directed to ImmunoGen’s and our licensees’ ADC candidates. In this regard, we craft a detailed patent protection strategy for each ADC as it approaches clinical evaluation. Such strategies make use of the patents and patent applications described in the preceding paragraphs, as well as ADC-specific filings, to create a multi-layered and multi-jurisdictional patent protection approach for each ADC as it enters the clinic. In addition to the platform patent strategy described above and specific to mirvetuximab, we have 18 issued U.S. patents and 11 pending U.S. applications covering various embodiments of the composition of matter and methods of treatment using mirvetuximab, expiring at various times between 2031 and 2038. These ADC-specific patent strategies are intended to provide the exclusivity basis for revenue and royalties arising from commercial development of each of ImmunoGen’s and our licensees’ ADCs.

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

Competition

We focus on highly competitive areas of product development. Our competitors include major pharmaceutical companies and other biotechnology firms. For example, Pfizer, Seattle Genetics, Roche, Astellas,

AstraZeneca/MedImmune, Daiichi Sankyo, GlaxoSmithKline, and AbbVie have programs to attach a cell-killing small molecule to an antibody for targeted delivery to cancer cells. Pharmaceutical and biotechnology companies, as well as other institutions, also compete with us for promising targets for antibody-based therapeutics and in recruiting highly qualified scientific personnel. Additionally, there are non-ADC therapies available and/or in development for the cancer types we and our partners are targeting. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, sales, marketing, and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development, and commercialization of products that may be competitive with ours.

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

U.S. Drug Development Process

In the U.S., the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (FDCA) and in the case of biologics, also under the Public Health Service Act (PHSA) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to adverse administrative or judicial actions. These actions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any such administrative or judicial action could have a material adverse effect on us.

The process required by the FDA before a drug or biologic may be marketed in the U.S. generally involves the following:

●	completion of preclinical and other nonclinical laboratory tests, animal studies, and formulation studies according to current Good Laboratory Practices (cGLP) or other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials according to current Good Clinical Practices (cGCP) to establish the safety and efficacy of the proposed drug for its intended use;

●	development and approval of a companion diagnostic if the FDA or the sponsor believes that its use is essential for the safe and effective use of a corresponding product;
●	submission to the FDA of an NDA or BLA;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (cGMP) to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity; and
●	FDA review and approval of the NDA or BLA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a clinical protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some nonclinical testing may continue even after the IND is submitted and clinical trials have begun. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the sponsor submits additional information that alleviates FDA concerns and the FDA notifies the sponsor that the hold has been lifted.

Each clinical trial must be conducted under the supervision of one or more qualified investigators in accordance with cGCP requirements in accordance with a protocol for each phase of the clinical trial included as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. A local or central institutional review board (IRB) acting on behalf of each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed, and otherwise comply with IRB regulations.

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

During the development of a new drug, sponsors may request meetings with the FDA. These meetings often occur prior to submission of an IND, at the end of Phase II, and before an NDA or BLA is submitted, but meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the End of Phase II meeting to discuss their Phase II clinical results and present their plans for the pivotal Phase III clinical trial or trials that they believe will support approval of the new drug.

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

Companion Diagnostics

For some of our product candidates, including mirvetuximab and potentially others, we plan to work with collaborators to develop or obtain access to in vitro companion or complementary diagnostic tests to identify appropriate patients for these targeted therapies.

If a sponsor or the FDA believes that a diagnostic test is essential for the safe and effective use of a corresponding therapeutic product, a sponsor will typically work with a collaborator to develop an in vitro diagnostic (IVD). Companion diagnostics can be used to identify patients likely to be more responsive to a particular therapy or at increased risk for serious side effects as a result of treatment with a particular therapeutic product. They may also be useful for monitoring the response to treatment for the purpose of adjusting treatment or doses to achieve improved safety or effectiveness.

IVDs are regulated by the FDA as medical devices, and it issued a final guidance document in 2014, entitled, “In Vitro Companion Diagnostic Devices” that is intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. The FDA defined an IVD companion diagnostic device as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The FDA also noted that in some cases, if evidence is sufficient to conclude that the IVD companion diagnostic device is appropriate for use with a class of therapeutic products, the intended use/indications for use should name the therapeutic class, rather than each specific product within the class.

In April 2020, the FDA published a final guidance entitled, “Developing and Labeling In Vitro Companion Diagnostic Devices for a Specific Group or Class of Oncology Therapeutic Products” that expands on that last issue and describes considerations for the development and labeling of in vitro companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate.

The FDA also issued a draft guidance in July 2016, entitled, “Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product” to serve as a practical guide to assist therapeutic product sponsors and IVD sponsors in developing a therapeutic product and an accompanying IVD companion diagnostic.

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

The FDA indicated that it will apply a risk-based approach to determine the regulatory pathway for IVD companion and complementary diagnostic devices, as it does with all medical devices. This means that the regulatory pathway will depend on the level of risk to patients, based on the intended use of the IVD companion diagnostic device and the controls necessary to provide a reasonable assurance of safety and effectiveness. The two primary types of marketing pathways for medical devices are clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or 510(k), and approval of a premarket approval application (PMA). We expect that any IVD companion diagnostic device developed for use with our drug candidates will utilize the PMA pathway and that a clinical trial performed under an investigational device exemption, or IDE, will have to be completed before the PMA may be submitted.

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

PMAs must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical, and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation (QSR) which requires manufacturers to follow design, testing, control, documentation, and other quality assurance procedures. FDA review of an initial PMA may require several years to complete.

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

NDAs or BLAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention, or diagnosis of disease may receive priority review. Priority review for an NDA for a new molecular entity and original BLAs will be 6 months from the date that the NDA or BLA is filed. In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled Phase IV clinical trials. Priority review and accelerated approval do not change the standards for approval but may expedite the approval process.

After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA or BLA identified by the FDA and may require additional clinical data, such as an additional Phase III trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies, or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase IV testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA or BLA approval and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy (REMS) to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or other elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

The Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs, BLAs, and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data need to be collected before the pediatric clinical trials begin. Orphan indications are exempt from PREA. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation.

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

Pediatric exclusivity is a type of marketing exclusivity available in the U.S. Under the Best Pharmaceuticals for Children Act (BPCA) an additional six months of marketing exclusivity may be available if a sponsor conducts clinical trials in children in response to a written request from the FDA (Written Request). If the Written Request does not include clinical trials in neonates, the FDA is required to include its rationale for not requesting those clinical trials. The FDA may request studies on approved or unapproved indications in separate Written Requests. The issuance of a Written Request does not require the sponsor to undertake the described clinical trials. To date, we have not received any Written Requests.

Biologics Price Competition and Innovation Act of 2009

The Patient Protection and Affordable Care Act, which included the Biologics Price Competition and Innovation Act of 2009 (BPCIA), amended the PHSA to create an abbreviated approval pathway for two types of “generic” biologics—biosimilars and interchangeable biologic products, and provides for a twelve-year data exclusivity period for the first approved biological product, or reference product, against which a biosimilar or interchangeable application is evaluated; however if pediatric clinical trials are performed and accepted by the FDA, the twelve-year data exclusivity period will be extended for an additional six months. A biosimilar product is defined as one that is highly similar to a reference product notwithstanding minor differences in clinically inactive components and for which there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity, and potency of the product. An interchangeable product is a biosimilar product that meets additional requirements that show, among other things, that the product will produce the same clinical result as the reference product in any given patient. In addition, for products administered to a patient more than once, the effects of switching back and forth between the interchangeable product and a reference product on safety and efficacy will have to be evaluated. An interchangeable product may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to seven years of orphan product exclusivity, except in very limited circumstances. The FDA issued a final rule intended to clarify what constitutes some of those limited circumstances. For example, the FDA will not recognize orphan drug exclusive approval if a sponsor fails to demonstrate upon approval that the drug is clinically superior to a previously approved drug, regardless of whether or not the approved drug was designated an orphan drug or had orphan drug exclusivity. Thus, orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA and we are not able to show the clinical superiority of our drug or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. The FDA continues to periodically provide additional clarification, and in July 2018 published a final guidance entitled, “Clarification of Orphan Designation of Drugs and Biologics for Pediatric Subpopulations of Common Diseases.”

Mirvetuximab has been granted orphan drug designation by the FDA in the United States, and orphan medicinal product status by the European Medicines Agency (EMA) in the European Union for the treatment of ovarian cancer. IMGN632 has been granted orphan drug designation by the FDA for the treatment of AML and BPDCN and by the EMA for the treatment of BPDCN. In the U.S., orphan drug designation provides us with seven years of market exclusivity that begins once mirvetuximab receives FDA marketing approval for the use for which the orphan drug status was granted. In the EU, orphan designation will provide us with ten years of market exclusivity that begins after mirvetuximab receives marketing authorization for the use for which it was granted. We may pursue these designations for other indications for other product candidates intended for qualifying patient populations.

Expedited Review and Approval; Breakthrough Therapy Designation

The FDA has various programs, including Fast Track, priority review, and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious diseases and fill an unmet medical need. The request may be made at the time of IND submission and generally no later than the pre-BLA or pre-NDA meeting. The FDA will respond within 60 calendar days of receipt of the request. Priority review, which is requested at the time of BLA or NDA submission, is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. Discussions with the FDA about the feasibility of an accelerated approval typically begin early in the development of the drug in order to identify, among other things, an appropriate endpoint. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to confirm the appropriateness of the surrogate marker trial. If SORAYA is successful, we expect to submit an application for accelerated approval of mirvetuximab in the applicable patient population to the FDA by the end of 2021 and, thereafter, seek full approval on the basis of the confirmatory Phase 3 MIRASOL trial.

In the Food and Drug Administration Safety and Improvement Act (FDASIA), Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law required the FDA to issue related draft guidance within a year after the law’s enactment and also promulgate confirming regulatory changes. The FDA published a final guidance on May 30, 2014, entitled “Expedited Programs for Serious Conditions—Drugs and Biologics.” One of the expedited programs added by FDASIA is that for Breakthrough Therapy. A Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). A sponsor may request Breakthrough

Therapy designation at the time that the IND is submitted, or no later than at the end-of-Phase II meeting. The FDA will respond to a Breakthrough Therapy designation request within sixty days of receipt of the request. A drug that receives Breakthrough Therapy designation is eligible for all fast track designation features, intensive guidance on an efficient drug development program, beginning as early as Phase I, and commitment from the FDA involving senior managers. In October 2020, we announced that the FDA granted Breakthrough Therapy designation for IMGN632 for the treatment of patients with relapsed or refractory BPDCN.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes, and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws and regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct.

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

From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance, or interpretations changed, or what the impact of such changes, if any, may be.

Other Healthcare Laws

Although we currently do not have any products on the market, we will be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and other countries in which we conduct our business after a product is approved and commercialized. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, and physician sunshine laws and regulations. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

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

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party reimbursement. Third-party payers include government healthcare programs such as Medicare, managed care providers, private health insurers, and other organizations. We anticipate third-party payers will provide reimbursement for our products. However, these third-party payers are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We have incorporated certain health outcomes measures in our clinical studies but may need to conduct expensive additional pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. It is time consuming and expensive for us to seek reimbursement from third-party payers. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

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

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, ACA) enacted in March 2010, was expected to have a significant impact on the health care industry and result in expanded coverage for the uninsured. With regard to pharmaceutical products, among other things, ACA was expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not occurred. In addition, during the past four years, Congress and former President Trump’s administration took certain actions to attempt to weaken and repeal the ACA, and as a result certain sections of the ACA were not fully implemented or effectively repealed; for example, as part of the Tax Cuts and Jobs Act, the U.S. Congress eliminated the ACA’s individual mandate. These actions and related judicial challenges and decisions added to the uncertainty of the changes enacted as part of ACA. President Biden intends to reverse some of these actions in order to expand the provisions of the law and extend health coverage to more Americans. Although the current U.S. Congress would likely support President Biden’s efforts, it is not clear what if any effect any newly enacted or reenacted provisions of ACA would have, and we also cannot predict the effects of any other new laws or policies that may implement other drug pricing reforms.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally tend to be significantly lower.

Research and Development

During the years ended December 31, 2020, 2019, and 2018, we incurred $114.6 million, $114.5 million, and $174.5 million, respectively, in research and development expenses.

Manufacturing

We contract with third-party contract manufacturers (CMOs) for the manufacture of our product candidates for both our clinical and potential commercial needs. Our CMO network manufactures antibody, linker, and payload, and conjugates the foregoing to create bulk drug substance of our product candidates and processes the bulk drug substance into vialed and labeled drug product for use in humans. Although we are reliant on third parties to manufacture our product candidates, we have personnel with extensive manufacturing experience to oversee the relationships with our CMOs.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 79 full-time employees, of whom 55 were engaged in research and development activities. Of the 55 research and development employees, 42 employees hold post-graduate degrees, of which 14 hold Ph.D. degrees and 3 hold M.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement. We have entered into confidentiality agreements with all of our employees, members of our board of directors, and consultants. Further, we have entered into assignment of invention agreements with all of our employees.

Our key human capital management objectives are to attract, retain, and develop the highest quality talent. To support these objectives, our human resources programs are designed to acquire talent to create a high-performing and diverse workforce; develop employees to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; and enhance our culture through efforts aimed at making the workplace more engaging and inclusive. At ImmunoGen, prejudice, racism, and intolerance are unacceptable. We are committed to diversity, equity, and inclusion across all aspects of our organization, including in our hiring, promotion, and development practices.

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

Risks Related to our Financial Condition

We have a history of operating losses and expect to incur significant additional operating losses and may never be profitable.

 We have generated operating losses since our inception. As of December 31, 2020, we had an accumulated deficit of $1.3 billion. We may never be profitable. We expect to incur substantial additional operating expenses over the next several years as our development, preclinical testing, and clinical trials continue. We intend to continue to invest significantly in our product candidates. We may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. Our revenues to date have been primarily from upfront and milestone payments, research and development support, and clinical materials reimbursement from our collaborators, and from royalties received from the commercial sales of Kadcyla (which we sold partial cash rights to in 2015 and the remainder in 2019). Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies and clinical trials in addition to those that we currently anticipate, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. We may never generate revenues from the commercial sale of internal products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our development efforts, expand our business, or continue our operations and may require us to raise additional capital that may dilute your ownership interest. A decline in the value of our company could also cause you to lose all or part of your investment.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing products, establishing marketing and sales capabilities to commercialize our product candidates, as well as providing certain support to our collaborators in the development of their products. We believe that our current working capital and expected future collaborator payments will be sufficient to meet our current and projected operating and capital requirements for at least the next 12 months. Conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that can take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that may not be commercially available for several years, if ever. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives.

In addition, we cannot provide assurance that anticipated collaborator payments will, in fact, be received. Should such future collaborator payments not be received, we expect we could seek additional funding from other sources. We may elect or need to seek additional financing sooner due to a number of other factors as well, including:

◾	if either we incur higher than expected costs or we or any of our collaborators experience slower than expected progress in developing product candidates and obtaining regulatory approvals; and
◾	acquisition of technologies and other business opportunities that require financial commitments.

Additional funding may not be available to us in sufficient amounts, on favorable terms, or at all. We may raise additional funds through public or private financings, collaborative arrangements, or other arrangements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Volatility in the financial markets has generally made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. Debt financing, if available, may involve covenants that could restrict our business activities. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, scale back, or eliminate expenditures for some of our development programs, including restructuring our operations, refinancing or restructuring our debt, or grant rights to develop and market product candidates that we would otherwise prefer to internally develop and market. If we are required to grant such rights, the ultimate value of these product candidates to us may be reduced.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (NOLs), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more shareholders or groups of shareholders who own at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period. We may have experienced such ownership changes in the past, and we may experience shifts in our stock ownership, some of which are outside ImmunoGen’s control. These ownership changes may subject our existing NOLs or credits to substantial limitations under Sections 382 and 383. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. As of December 31, 2020, we had federal NOLs of $471.6 million available to reduce federal taxable income, if any, that begin to expire in 2028 through 2037, and $373.7 million of federal NOLs that can be carried forward indefinitely. As of December 31, 2020, we also had $70.4 million of federal credit carryforwards that expire beginning in 2022. Limitations on our ability to utilize those NOLs to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Our Business and Industry

A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business and our financial results.

The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our clinical trial activities and our supply chain. The current outbreak of COVID-19 has spread worldwide, including countries where we are currently conducting our clinical trials, including our SORAYA and MIRASOL trials. The COVID-19 pandemic is still evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities, and providers across the United States, and in other countries worldwide. The continued impact of COVID-19 may result in a period of business disruption, including delays in our clinical trials or delays or disruptions in our supply chain.

The continued impact of COVID-19 globally could adversely affect our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients, principal investigators, and site staff who, as healthcare providers, may have heightened exposure to COVID-19. For example, COVID-19 has slowed site activation and patient enrollment for SORAYA, which we believe will result in a limited delay of six- to eight-weeks in the availability of top-line data from this trial from mid-2021 to the third quarter of 2021. Even with the approval of vaccines for COVID-19, the pandemic may further delay enrollment in trials due to prioritization of hospital resources toward the pandemic, restrictions on travel, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. COVID-19 may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials. Although we entered the pandemic with ample supply of our drug candidates and we believe we have sufficient inventory on hand for all of our ongoing mirvetuximab monotherapy and combination trials, IMGN632 studies, and activities to support the Phase 1 study for IMGC936, the continuation of the COVID-19 pandemic, or the spread of another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates if we need additional materials. Additionally, although our supply partners have taken prospective measures that we believe will ensure our currently activated trial sites have sufficient safety stock of our drug candidates to weather disruptions in transportation or supply, interruption in the manufacture and/or global shipping affecting the transport of clinical trial materials, such as patient samples, product candidates, and other supplies used in our clinical trials may negatively affect our trials.

In addition, in response to the pandemic and in accordance with direction from state and local government authorities, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including initially requiring and now allowing most employees to work remotely (which in turn increases threats related to cyber security, data accessibility, and communication matters), and suspending all non-essential travel worldwide for our employees. In addition, industry events and in-person work-related meetings have been canceled, the continuation of which could negatively affect our business.

The trading prices for our common stock and other biotechnology companies have also been highly volatile as a result of the COVID-19 pandemic. We, therefore, may face difficulties raising capital through sales of our common stock or equity linked to our common stock, or such sales may be on unfavorable terms or unavailable.

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

If our Antibody-Drug Conjugate technology does not produce safe, effective, and commercially viable products or if such products fail to obtain or maintain FDA approval, our business will be severely harmed.

Our ADC technology yields novel product candidates for the treatment of cancer. To date, only one ADC using our technology, Kadcyla, has obtained marketing approval. Our ADC product candidates and/or our collaborators’ ADC product candidates may not prove to be safe, effective, or commercially viable treatments for cancer and as a result, our ADC technology may not result in any future meaningful benefits to us or for our current or potential collaborators. Furthermore, we are aware of only a limited number of other compounds that are based on technology similar to our ADC technology that have obtained marketing approval by the FDA. If our ADC technology fails to generate product candidates that are safe, effective, and commercially viable treatments for cancer or such product candidates fail to obtain or maintain FDA approval, our business will be severely harmed.

Clinical trials for our product candidates and those of our collaborators will be lengthy and expensive, and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborators must demonstrate through clinical testing that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time-consuming, expensive, and uncertain process and typically requires years to complete. In our industry, the results from preclinical studies and early clinical trials often are not predictive of results obtained in later-stage clinical trials. Some compounds that have shown promising results in preclinical studies or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. For example, despite encouraging results from earlier clinical trials of mirvetuximab, our FORWARD I Phase 3 clinical trial evaluating mirvetuximab compared to chemotherapy in women with FRα-positive, platinum-resistant ovarian cancer, did not meet the primary endpoint in either the entire treatment population or the pre-specified high FRα expression population. Based on post hoc exploratory analyses of the FORWARD I results and consultations with the FDA, we are conducting two new trials of mirvetuximab, SORAYA and MIRASOL, to support the potential approval of mirvetuximab as a monotherapy. The results of SORAYA and/or MIRASOL may not show positive results consistent with our post hoc exploratory analyses of the FORWARD I results or earlier successful trials of mirvetuximab as monotherapy which would cause significant harm to our business and future prospects.

At any time during the clinical trials, we, our collaborators, or the FDA or other regulatory authority might delay or halt any clinical trials of our product candidates for various reasons, including:

◾	occurrence of unacceptable toxicities or side effects;

◾	ineffectiveness of the product candidate;
◾	insufficient drug supply, including delays in obtaining supplies/materials necessary for manufacturing such drugs;
◾	negative or inconclusive results from the clinical trials, or results that necessitate additional nonclinical studies or clinical trials;
◾	delays in obtaining or maintaining required approvals from institutions, review boards, or other reviewing entities at clinical sites;
◾	delays in patient enrollment;
◾	insufficient funding or a reprioritization of financial or other resources;
◾	our or our collaborators’ inability to develop and obtain approval for any companion in vitro diagnostic devices that the FDA or other regulatory authority may conclude must be used with such product candidates to ensure their safe use; or
◾	other reasons that are internal to the businesses of our collaborators and third-party suppliers, which they may not share with us.

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

Even if clinical trials demonstrate the safety and efficacy of our and our collaborators’ product candidates and the necessary regulatory approvals are obtained, our and our collaborators’ products may not gain market acceptance among physicians, patients, healthcare payers, and other members of the medical community. The degree of market acceptance of any products that we or our collaborators develop will depend on a number of factors, including:

◾	their level of clinical efficacy and safety;
◾	their advantage over alternative treatment methods;
◾	our/the marketer’s and our collaborators’ ability to gain acceptable reimbursement and the reimbursement policies of government and other third-party payers; and
◾	the quality of the distribution capabilities of the party(ies) responsible to market and distribute the product(s).

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

While we secure waivers from all participants in our clinical trials, the use of our product candidates during testing or after approval entails an inherent risk of adverse effects, which could expose us to product liability claims. Regardless of their merit or eventual outcome, product liability claims may result in:

◾	decreased demand for our product;
◾	injury to our reputation and significant negative media attention;
◾	withdrawal of clinical trial volunteers;
◾	costs of litigation;
◾	distraction of management; and
◾	substantial monetary awards to plaintiffs.

We may not have sufficient resources to satisfy any liability resulting from these claims. While we currently have product liability insurance for products that are in clinical testing, our coverage may not be adequate in scope to protect us in the event of a successful product liability claim. Further, we may not be able to maintain our current insurance or obtain general product liability insurance on reasonable terms and at an acceptable cost if we or our collaborators begin commercial production of our proposed product candidates. This insurance, even if we can obtain and maintain it, may not be sufficient to provide us with adequate coverage against potential liabilities.

We currently do not have the direct sales, marketing, or distribution capabilities necessary to successfully commercialize our products on a large scale and may be unable to establish such capabilities.

We currently intend to commercialize mirvetuximab ourselves in the United States. We may choose to rely on third parties to market and sell mirvetuximab outside of the United States, either through distributor or outlicensing arrangements. For example, in October 2020, we entered into a collaboration and license agreement with Huadong under which Huadong will exclusively develop and commercialize mirvetuximab in Greater China. We retain all rights to mirvetuximab in the rest of the world. At this time, we do not have any significant direct sales, marketing, or distribution capabilities. In addition, arrangements with third parties to develop and commercialize mirvetuximab or other future potential products could significantly limit the revenues we derive from these compounds, and these third parties, including Huadong, may fail to commercialize our compounds successfully.

We may be unable to compete successfully.

The markets in which we compete are well-established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in lower volume sold, pricing reductions, reduced gross margins, and failure to achieve market acceptance for our potential products. Our competitors include research institutions, pharmaceutical companies, and biotechnology companies, such as Pfizer, Seattle Genetics, Roche, Astellas, AstraZeneca/MedImmune, Daiichi Sankyo, GlaxoSmithKline, and AbbVie. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, human, and other resources than we do. As a result, they may:

◾	develop products that are safer or more effective than our product candidates;
◾	obtain FDA and other regulatory approvals or reach the market with their products more rapidly than we can, reducing the potential sales of our product candidates;
◾	devote greater resources to market or sell their products;
◾	adapt more quickly to new technologies and scientific advances;
◾	initiate or withstand substantial price competition more successfully than we can;
◾	have greater success in recruiting skilled scientific workers from the limited pool of available talent;
◾	more effectively negotiate third-party licensing and collaboration arrangements; and
◾	take advantage of acquisitions or other opportunities more readily than we can.

A number of pharmaceutical and biotechnology companies are currently developing products targeting the same types of cancer that we target, and some of our competitors’ products have entered clinical trials or already are commercially available.

Our product candidates, if approved and commercialized, will also compete against well-established, existing therapeutic products that are currently reimbursed by government healthcare programs, private health insurers, and health maintenance organizations. In addition, if our product candidates are approved and commercialized, we may face competition from biosimilars. The ACA, which included the BPCIA, amended the Public Health Service Act to create an abbreviated approval pathway for two types of “generic” biologics—biosimilars and interchangeable biologic products. The BPCIA establishes a pathway for the FDA approval of follow-on biologics and provides twelve years data exclusivity for reference products and an additional six-month exclusivity period if pediatric studies are conducted. In Europe, the EMA has issued guidelines for approving products through an abbreviated pathway, and biosimilars have been approved in Europe. If a biosimilar version of one of our potential products were approved in the United States or Europe, it could have a negative effect on sales and gross profits of the potential product and our financial condition.

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

Risks Related to Our Dependence on Third Parties

If our collaborators fail to perform their obligations under our agreements with them or determine not to continue with clinical trials for particular product candidates, our business could be severely affected.

The development and commercialization of our product candidates depends, in part, upon the formation and maintenance of collaborative arrangements. Collaborations provide an opportunity for us to:

◾	generate cash flow and revenue;
◾	fund some of the costs associated with our internal research and development, preclinical testing, clinical trials, and manufacturing;
◾	seek and obtain regulatory approvals faster than we could on our own;
◾	successfully commercialize existing and future product candidates; and
◾	secure access to targets which, due to intellectual property restrictions, would otherwise be unavailable to our technology.

If we fail to secure or maintain successful collaborative arrangements, the development and marketing of compounds that use our technology may be delayed, scaled back, or otherwise may not occur. In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We cannot control the amount and timing of resources our collaborators may devote to our product candidates. Our collaborators may separately pursue competing product candidates, therapeutic approaches, or technologies to develop treatments for the diseases targeted by us or our collaborative efforts, or may decide, for reasons not known to us, to discontinue development of product candidates under our agreements with them. Any of our collaborators may slow or discontinue the development of a product candidate covered by a collaborative arrangement for reasons that can include, but are not limited to:

◾	a change in the collaborative partner’s strategic focus as a result of merger, management changes, adverse business events, or other causes;
◾	a change in the priority of the product candidate relative to other programs in the collaborator’s pipeline;
◾	a reassessment of the patent situation related to the compound or its target;
◾	a change in the anticipated competition for the product candidate;
◾	preclinical studies and clinical trial results; and
◾	a reduction in the financial resources the collaborator can or is willing to apply to the development of new compounds.

Even if our collaborators continue their collaborative arrangements with us, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our collaborators may fail to perform their obligations under the collaborative agreements or may be slow in performing their obligations. Our collaborators can terminate our collaborative agreements under certain conditions. The decision to advance a product that is covered by a collaborative agreement through clinical trials and ultimately to commercialization is, in some cases, at the discretion of our collaborators. If any collaborative partner were to terminate or breach our agreements, fail to complete its obligations to us in a timely manner, or decide to discontinue its development of a product candidate, our anticipated revenue from the agreement and the development and commercialization of the products could be severely limited or eliminated. If we are not able to establish additional collaborations or any or all of our existing collaborations are terminated and we are not able to enter into alternative collaborations on acceptable terms, or at all, our continued development, manufacture, and commercialization of our product candidates could be delayed or scaled back as we may not have the funds or capability to continue these activities. If our collaborators fail to successfully develop and commercialize ADC compounds, our business prospects could be severely harmed.

If our product requirements for clinical trials are significantly higher than we estimated, the inability to procure additional antibody production, conjugation, or fill/finish services in a timely manner could impair our ability to initiate or advance our clinical trials.

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

We are currently contractually required to obtain all of the DM4 used in mirvetuximab from a single third-party manufacturer, and any delay or interruption in such manufacturer’s operations could impair our ability to advance preclinical and clinical trials and commercialization of our product candidates and our collaborators’ products candidates.

We rely on a sole third-party supplier, Società Italiana Corticosteroidi S.r.l, to manufacture the DM4 used in mirvetuximab. Any delay or interruption in the operations of our sole third-party supplier and/or our supply of DM4 could lead to a delay or interruption in our manufacturing operations, preclinical studies, clinical trials, and commercialization of our product candidates and our collaborators’ product candidates, which could negatively affect our business.

We currently rely on, and expect to continue to rely on, third-party manufacturers to produce our antibodies, linkers, payloads, drug substance, and drug product, and any delay or interruption in such manufacturers’ operations could impair our ability to advance clinical trials and commercialization of our product candidates.

We rely on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products. We have established relationships with third-party manufacturers to provide materials for our clinical trials and are developing relationships with these and other third-party manufacturers that we believe will be necessary to continue the development of our product candidates and to supply commercial quantities of these product candidates, if they are approved. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity, or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of applications for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

The facilities used to manufacture our product candidates (drug substance and drug product) must be inspected by the FDA (and other similar regulatory agencies outside the United States depending on where marketing authorizations are filed) before marketing authorizations are approved. Often, but not always, these inspections are triggered by marketing authorization submissions. In the United States, if we want to change manufacturers or add additional manufacturers after our product candidate is approved, the FDA must approve a supplemental BLA. We are completely dependent on our contract manufacturers for compliance with cGMPs in connection with the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA or others, we will not be able to use the products produced at their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or a comparable foreign regulatory authority finds that these facilities do not comply with cGMP, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for, or market our product candidates, if approved. Further, our failure, or the failure of our third-party manufacturers, to comply with these or other applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.

We depend on a small number of collaborators for a substantial portion of our revenue. The loss of, or a material reduction in activity by, any one of these collaborators could result in a substantial decline in our revenue.

We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends on the efforts and overall success of these companies. Also, the failure of any one of our collaborators to perform its obligations under its agreement with us, including making any royalty, milestone, or other payments to us, could have an adverse effect on our financial condition. Further, any material reduction by any one of our collaborators in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have an adverse effect on our financial condition. If a present or future collaborator of ours were to be involved in a business combination, the collaborator’s continued pursuit and emphasis on our product development program could be delayed, diminished, or terminated.

We depend on our collaborators for the determination of royalty payments. We may not be able to detect errors, and payment calculations may call for retroactive adjustments.

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

Risks Related to Our Intellectual Property

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

Patents and patent applications owned or licensed by us may become the subject of interference, opposition, nullity, or other proceedings in a court or patent office in the United States or in a foreign jurisdiction to determine validity, enforceability, or priority of invention, which could result in substantial cost to us. An adverse decision in such a proceeding may result in our loss of rights under a patent or patent application. It is unclear how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. A competitor may successfully invalidate our patents, or a challenge could result in limitations of the patents’ coverage. In addition, the cost of litigation or interference proceedings to uphold the validity of patents can be substantial. If we are unsuccessful in these proceedings, third parties may be able to use our patented technology without paying us licensing fees or royalties. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In an infringement proceeding, a court may decide that a patent of ours is not valid. Even if the validity of our patents were upheld, a court may refuse to stop the other party from using the technology at issue on the ground that its activities are not covered by our patents.

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

In addition to our patent rights, we also rely on unpatented technology, trade secrets, know-how, and confidential information. Third parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets, know-how, and confidential information. We require each of our employees, consultants, and corporate partners to execute a confidentiality agreement at the commencement of an employment, consulting, or collaborative relationship with us. Further, we require that all employees enter into assignment of invention agreements as a condition of employment. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies. If we are unable to prevent material disclosure of the trade secrets and other intellectual property related to our technologies to third parties, we may not be able to establish or maintain the competitive advantage that we believe is provided by such intellectual property, adversely affecting our market position and business and operational results.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights held by third parties and we may be unable to protect our rights to, or to commercialize, our product candidates.

Patent litigation is very common in the biotechnology and pharmaceutical industries. Third parties may assert patent or other intellectual property infringement claims against us with respect to our technologies, products, or other matters. From time to time, we have received correspondence from third parties alleging that we infringe their intellectual property rights. Any claims that might be brought against us alleging infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing, or selling potential products that incorporate the challenged intellectual property unless we enter into royalty or license agreements. There may be third-party patents, patent applications, and other intellectual property relevant to our potential products that may block or compete with our products or processes of which we are currently unaware with claims that cover the use or manufacture of our drug candidates or the practice of our related methods. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our drug candidates may infringe. In addition, we sometimes undertake research and development with respect to potential products even when we are aware of third-party patents that may be relevant to our potential products, on the basis that such patents may be challenged or licensed by us. If our subsequent challenge to such patents were not to prevail, we may not be able to commercialize our potential products after having already incurred significant expenditures unless we are able to license the intellectual property on commercially reasonable terms. We may not be able to obtain such license agreements on terms acceptable to us, if at all. Even if we were able to obtain licenses to such technology, some licenses may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations, which could severely harm our business.

Any inability to license proprietary technologies or processes from third parties that we use in connection with the development and manufacture of our product candidates may impair our business.

Other companies, universities, and research institutions have or may obtain patents that could limit our ability to use, manufacture, market, or sell our product candidates or impair our competitive position. As a result, we would have to obtain licenses from other parties before we could continue using, manufacturing, marketing, or selling our potential products. Any necessary licenses may not be available on commercially acceptable terms, if at all. If we do not obtain the required licenses, we may not be able to market our potential products at all or we may encounter significant delays in product development while we redesign products or methods that are found to infringe the patents held by others.

Risks Related to Government Regulation

We and our collaborators are subject to extensive government regulations and we and our collaborators may not be able to obtain necessary regulatory approvals.

We and our collaborators may not receive the regulatory approvals necessary to commercialize our product candidates, which would cause our business to be severely harmed. Pharmaceutical product candidates, including those in development by us and our collaborators, are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, record-keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products. If our potential products or our collaborators’ potential products are marketed outside of the United States, they will also be subject to extensive regulation by foreign governments. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, complex, expensive, and uncertain. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the authorities for each indication to establish the product candidate’s safety and efficacy. Data obtained from preclinical and other nonclinical studies and clinical trials are susceptible to varying interpretation, which may delay, limit, or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. Any FDA or other regulatory approvals of our or our collaborators’ product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

◾	delay marketing of potential products for a considerable period of time;
◾	limit the indicated uses for which potential products may be marketed;
◾	impose costly requirements on our activities; and
◾	place us at a competitive disadvantage to other pharmaceutical and biotechnology companies.

We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in regulatory policy during the period of product development, clinical trials, and regulatory review. Failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. In addition, we are, or may become, subject to various federal, state, and local laws, regulations, and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. If we fail to comply with the laws and regulations pertaining to our business, we may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls, marketing restrictions, and civil and criminal penalties.

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

If we or our collaborators fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, or if previously unknown problems with our or our partners’ products, manufacturers, or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

◾	restrictions on the products, manufacturers, or manufacturing processes;
◾	warning letters;
◾	civil or criminal penalties;
◾	fines;
◾	injunctions;
◾	product seizures or detentions;
◾	import bans;
◾	voluntary or mandatory product recalls and publicity requirements;
◾	suspension or withdrawal of regulatory approvals;
◾	total or partial suspension of production; and
◾	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.

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

We believe that the efforts of governments and third-party payers to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets have been proposed and adopted in recent years. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 created a limited prescription drug benefit for Medicare beneficiaries. While the program established by this statute may increase demand for any products that we are able to successfully develop, if we participate in this program, our prices will be negotiated with drug procurement organizations for Medicare beneficiaries and are likely to be lower than prices we might otherwise obtain. Non-Medicare third-party drug procurement organizations may also base the price they are willing to pay on the rate paid by drug procurement organizations for Medicare beneficiaries. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and institute additional health policy reforms. It also required discounts under the Medicare drug benefit program and increased rebates on drugs covered by Medicaid and imposed an annual fee on sales by branded pharmaceutical manufacturers. The financial impact of these discounts, increased rebates and fees, and the other provisions of the ACA, some of which may not have been completely implemented, on our business is unclear and there can be no assurance that our business will not be materially adversely affected by the ACA. The ACA has been under scrutiny by the U.S. Congress almost since its passage, and certain sections of the ACA have not been fully implemented or have effectively been repealed, for example, as part of the Tax Cuts and Jobs Act, the U.S. Congress eliminated the ACA’s individual mandate. The longevity of other key provisions of the ACA continues to be uncertain, although the new Biden administration has indicated its desire to support and expand the ACA. In addition, ongoing initiatives in the United States have increased and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

In 2016, the 21st Century Cures Act was signed into law. This law is intended to enable the acceleration of the discovery, development, and delivery of 21st century cures, among other things. Provisions in that law, such as those applying to precision medicine, technical updates to clinical trial databases, and advancing new drug therapies, could apply directly or indirectly to our activities and those of our collaborators. At this point, however, it is not clear when that law will be fully implemented and what effect it may have on our business.

If we fail to comply with environmental, health, and safety laws and regulations that apply to us, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous federal, state, and local environmental, health, and safety laws and regulations, including those governing the manufacture and transportation of hazardous materials and pharmaceutical compounds. Although we believe that our contracted research, development, and manufacturer safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any resulting damages, and any liability could exceed our resources. We may be required to incur significant costs to comply with these laws in the future, including civil or criminal fines and penalties, which we may not be able to afford.

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations applicable to us. These current or future laws and regulations may impair our research, development, or production efforts or impact the research activities we pursue, particularly with respect to research involving human subjects or animal testing. Our failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions, which could cause our financial condition to suffer.

Failure to comply with the Foreign Corrupt Practices Act and other similar anti-corruption laws and anti-money laundering laws, as well as export control laws, customs laws, sanctions laws, and other laws governing our operations could subject us to significant penalties and damage our reputation.

We are subject to the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and intermediaries acting on their behalf from offering or making corrupt payments to “foreign officials” for the purpose of obtaining or retaining business or securing an improper business advantage. The FCPA also requires companies whose securities are publicly listed in the United States to maintain accurate books and records and to maintain adequate internal accounting controls. We are also subject to other similar anti-corruption laws and anti-money laundering laws, as well as export control laws, customs laws, sanctions laws, and other laws that apply to our activities in the countries where we operate. Certain of the jurisdictions in which we conduct or expect to conduct business have heightened risks for public corruption, extortion, bribery, pay-offs, theft, and other fraudulent practices. In many countries, health care professionals who serve as investigators in our clinical studies, or may prescribe or purchase any of our product candidates if they are approved, are employed by a government or an entity owned or controlled by a government. Dealings with these investigators, prescribers, and purchasers are subject to regulation under the FCPA. Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws, and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties, and other sanctions.

Inadequate funding for the FDA, the Securities and Exchange Commission, and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the U.S. Securities and Exchange Commission (SEC) and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including December 22, 2018 to January 25, 2019, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough employees and stop critical activities. If a prolonged government shutdown or a series of shutdowns occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to gain access to the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The legislative and regulatory landscape for privacy and data security continues to evolve. For example, the EU General Data Protection Regulation (GDPR), which was effective as of May 25, 2018, introduced new data protection requirements in the European Union relating to the consent of the individuals to whom the personal data relate, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification, and the use of third party processors in connection with the processing of personal data. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR. However, our ongoing efforts related to compliance with the GDPR may not be successful and could increase our cost of doing business. In addition, data protection authorities of the different EU member states may interpret the GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the European Union. It is also not yet clear how the United Kingdom’s withdrawal from the European Union, or BREXIT, will affect the approval, distribution, and marketing of medicinal products in the United Kingdom.

In the United States, California adopted the California Consumer Privacy Act of 2018 (CCPA), which became effective in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU GDPR. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

Risks Related to Our Key Personnel and Other Service Providers

We depend on our key personnel and we must continue to attract and retain key employees and consultants.

We depend on our key scientific and management personnel. Our ability to pursue the development of our current and future product candidates depends largely on retaining the services of our existing personnel and hiring additional qualified scientific personnel to perform research and development. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high-quality personnel, our ability to pursue our growth strategy will be limited. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, sales, marketing, distribution, and finance. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel, or, in the event key personnel leave, suitable replacements for such personnel, on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical, and healthcare companies, universities, and non-profit research institutions. Failure to retain our existing key management and scientific personnel or to attract additional highly qualified personnel could delay the development of our product candidates and harm our business.

Our employees, independent contractors, principal investigators, CROs, consultants, and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, third-party contract research organizations (CROs), consultants, and collaborators may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) laws or regulations in jurisdictions where we are performing activities in relation to our product candidates, including those laws requiring the reporting of true, complete, and accurate information to such authorities; (2) manufacturing regulations and standards; (3) applicable laws prohibiting the promotion of a medical product for a use that has not been cleared or approved; (4) fraud and abuse, anti-corruption, and anti-money laundering laws, as well as similar laws and regulations and other laws; or (5) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to laws intended to prevent fraud, bias, misconduct, kickbacks, self-dealing, and other abusive practices, and these laws may differ substantially from country to country. Misconduct by these parties could also include the improper use of information obtained in the course of clinical trials or performing other services, which could result in investigations, sanctions, and serious harm to their or our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions and procedures we currently take or may establish in the future as our operations and employee, CRO, consultant, and collaborator base expands to detect and prevent this type of activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure by these parties to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions. In addition, we have limited experience with respect to laws governing the commercial sale of pharmaceutical products, and we will need to implement measures to ensure compliance with these laws before the commercialization of any of our product candidates, if approved. The failure to adequately implement these measures could negatively affect our sales and marketing activities and our business.

Risks Related to Our Technology Systems

Our business and operations could suffer in the event of system failures.

We utilize information technology systems and networks to process, transmit, and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other contractors and consultants, are vulnerable to damage from cyber-attack, computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Furthermore, we have little or no control over the security measures and computer systems of our third-party CROs and other contractors and consultants. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

Risks Related to the Ownership of Our Common Stock

Our stock price may be volatile and fluctuate significantly and results announced by us and our collaborators or competitors could cause our stock price to decline.

Our stock price could fluctuate significantly due to the risks listed in this section, business developments announced by us and by our collaborators and competitors, or as a result of market trends and daily trading volume. The business developments that could affect our stock price include disclosures related to clinical findings with compounds that make use of our ADC technology, new collaborations, and clinical advancement or discontinuation of product candidates that make use of our ADC technology or product candidates that compete with our compounds or those of our collaborators. Our stock price could also fluctuate significantly with the level of overall investment interest in small-cap biotechnology stocks or for other reasons unrelated to our business.

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

We may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest of existing shareholders will be diluted, and the price of our stock may decline. The price of our common stock may also decline if the market expects us to raise additional capital through the sale of equity or convertible debt securities whether or not we actually plan to do so.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We lease approximately 120,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, MA. The term of the 830 Winter Street lease expires on March 31, 2026, with an option for us to extend the lease for two additional five-year terms. As a result of our July 2019 restructuring, we have sublet approximately 65,000 square feet of this space through the remaining term of the initial lease, and we will continue to use the remaining space. Additionally, in 2016, we entered into a lease agreement for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, MA through August 31, 2021.

Item 3.   Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 3.1.    Executive Officers of the Registrant

ImmunoGen’s executive officers are appointed by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders or at other Board meetings as appropriate and hold office until the first Board meeting following the next annual meeting of shareholders and until a successor is chosen, subject to prior death, resignation, or removal. Information regarding our executive officers is presented below.

Mark J. Enyedy, age 57, joined ImmunoGen in 2016, and has served as our President and Chief Executive Officer since that date. Prior to joining ImmunoGen, he served in various executive capacities at Shire PLC, a pharmaceutical company, from 2013 to 2016, including as Executive Vice President and Head of Corporate Development from 2014 to 2016, where he led Shire’s strategy, M&A, and corporate planning functions and provided commercial oversight of Shire’s pre-Phase 3 portfolio. Prior to joining Shire, he served as Chief Executive Officer and a director of Proteostasis Therapeutics, Inc., a biopharmaceutical company, from 2011 to 2013. Prior to joining Proteostasis, he served for 15 years at Genzyme Corporation, a biopharmaceutical company, most recently as President of the Transplant, Oncology, and Multiple Sclerosis divisions. Mr. Enyedy holds a JD from Harvard Law School and practiced law prior to joining Genzyme. Mr. Enyedy is also a director of Akebia Therapeutics, Inc., LogicBio Therapeutics, Inc., the Biotechnology Innovation Organization (BIO), and The American Cancer Society of Eastern New England. Within the past five years, he also served as a director of Fate Therapeutics, Inc. and Keryx Biopharmaceuticals, Inc.

Anna Berkenblit, MD, age 51, joined ImmunoGen in 2015, and has served as our Senior Vice President and Chief Medical Officer since 2019. Prior to that, she served as our Vice President and Chief Medical Officer from 2015 to 2019. Prior to joining ImmunoGen, she served as Senior Vice President and Head of Clinical Research at H3 Biomedicine Inc., a pharmaceutical company, from 2013 to 2015. Dr. Berkenblit holds a Doctor of Medicine degree from Harvard Medical School and a master’s degree from the Harvard/MIT Health & Sciences clinical investigator training program. Dr. Berkenblit is also a director of Surrozen, Inc.

Thomas Ryll, PhD, age 60, joined ImmunoGen in 2015, and has served as our Senior Vice President, Technical Operations, since 2019. Prior to that he served as our Vice President, Technical Operations, from 2017 to 2019, and as our Vice President, Process and Analytical Development, from his date of hire to 2017. Prior to joining ImmunoGen, he spent almost nine years at Biogen Inc. (formerly known as Biogen Idec Inc.), a biopharmaceutical company, in roles of increasing responsibility in the area of cell line culture development, including Senior Director in Biogen’s technical development department. Dr. Ryll holds a PhD in biotechnology and biochemistry from the Technical University of Braunschweig, Germany, and completed his post-doctoral work at the Society for Biotechnology Research (now the Helmholtz Center for Infection Research) in Germany.

Theresa G. Wingrove, PhD, age 63, joined ImmunoGen in 2011, and has served as our Senior Vice President, Regulatory Affairs and Quality since 2018. Prior to that she served as our Vice President, Regulatory Affairs and Quality from 2017 to 2018, and prior to that as our Vice President, Regulatory Affairs for more than five years. Dr. Wingrove holds a PhD in biochemical toxicology from the University of Rochester School of Medicine and Dentistry and completed her postdoctoral work at the University of Rochester Medical Center.

Stacy Coen, age 50, joined ImmunoGen in June 2020, and has served as our Senior Vice President and Chief Business Officer since that time. Ms. Coen joined ImmunoGen from Editas Medicine, a biopharmaceutical company, where she served as Vice President of Business Development, from 2017 to 2020. Prior to that, she spent twenty years in roles of increasing responsibility in the area of business development at Sanofi Genzyme, a pharmaceutical company, from 1997 to 2017. Ms. Coen holds an MBA, Business Management, Finance, and Healthcare, from the University of Virginia, Darden Graduate School of Business Administration. Ms. Coen currently serves as a member of the Board of Trustees of the Huntington’s Disease Society of America.

Susan Altschuller, PhD, age 39, joined ImmunoGen in August 2020, and has served as our Senior Vice President and Chief Financial Officer, since that time. Dr. Altschuller joined ImmunoGen from Alexion Pharmaceuticals, where she served as Head of Investor Relations before moving to Head of Enterprise Finance, where she led global financial reporting and provided counsel on investment prioritization to support the Company’s strategic imperatives. Prior to joining Alexion, Dr. Altschuller was Head of Investor Relations at Bioverativ, where she served as the primary interface with Wall Street and led all investor-related activities for the launch of the Biogen spin-off. Early in her career, Dr. Altschuller held positions at Biogen in various functions of increasing responsibility, including investor relations, corporate finance, and commercial finance. Dr. Altschuller holds a PhD in Biomedical Engineering from the Illinois Institute of Technology and an MBA from the MIT Sloan School of Management.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Our Common Stock and Related Stockholder Matters

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “IMGN.” As of February 18, 2021, the closing price per share of our common stock was $9.30, as reported by Nasdaq, and we had 356 holders of record of our common stock.

We have not paid any cash dividends on our common stock since our inception and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities; Issuer Repurchases of Equity Securities

None.

Item 6.    Reserved

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

Managing the Impact of the COVID-19 Pandemic

Since the first quarter of 2020, we have continued to move our clinical studies forward while adapting to meet the evolving challenges of the COVID-19 pandemic. We implemented business continuity plans in March 2020, which allowed our organization to effectively transition to working from home. Since then, we have worked closely with our external partners to monitor progress across our studies and to respond to new developments as they arise. From a manufacturing and supply chain perspective, we entered the pandemic with ample drug product and believe we have sufficient inventory on hand for all of our ongoing mirvetuximab soravtansine (mirvetuximab) monotherapy and combination trials, ongoing IMGN632 studies, and the Phase 1 study for IMGC936. Furthermore, our supply partners have taken prospective measures that we believe will ensure our currently activated study sites have sufficient safety stock of drug product to weather disruptions in transportation or supply. In addition, from a regulatory perspective, since the beginning of the pandemic, we have received timely reviews of our submissions to the FDA and other health authorities covering our clinical trial applications.

We have maintained a high level of productivity since March 2020, when our workforce started working remotely, and are actively monitoring trial progress on a global scale. As disclosed in mid-2020, the impact of COVID-19 slowed site activation and patient enrollment for SORAYA, our single-arm clinical trial to support accelerated approval of mirvetuximab in folate receptor alpha (FRα)-high, platinum-resistant ovarian cancer, by six to eight weeks from our original estimates. Factoring in this delay and as previously reported, we expect to report top-line data from SORAYA in the third quarter of 2021 and anticipate submitting the biologics license application (BLA) for mirvetuximab in this setting by the end of 2021.

Our Business

Our lead program is mirvetuximab, a first-in-class investigational ADC targeting FRα, a cell-surface protein overexpressed in a number of epithelial tumors, including ovarian, endometrial, and non-small-cell lung cancers. In 2019, FORWARD I, our Phase 3 clinical trial of mirvetuximab in patients with FRα-positive, platinum-resistant ovarian cancer, did not meet its primary endpoint. In post hoc exploratory analyses in the FRα-high population scored by the PS2+ method, however, mirvetuximab was associated with longer progression free survival, a higher overall response rate, and longer overall survival.

Following consultation with the FDA, we moved forward with two new trials of mirvetuximab in FRα-high, platinum-resistant ovarian cancer: SORAYA, a single-arm clinical trial that, if successful, could lead to accelerated approval in this setting; and MIRASOL, a randomized Phase 3 clinical trial that, if successful, could lead to full approval in this setting. We are actively enrolling both studies and expect to report top-line data from SORAYA in the third quarter of 2021 and top-line data from MIRASOL in the first half of 2022. If SORAYA is successful, we expect to submit an application for accelerated approval of mirvetuximab in the applicable patient population to the FDA by the end of 2021 and, thereafter, seek full approval on the basis of the confirmatory Phase 3 MIRASOL trial.

Beyond our anticipated monotherapy indications, we are generating data for mirvetuximab in combination with other agents to expand into earlier lines of ovarian cancer therapy. In addition, we plan to support the initiation in 2021 of two investigator-sponsored trials of mirvetuximab plus carboplatin, including a randomized Phase 2 study in recurrent platinum-sensitive ovarian cancer and a neo-adjuvant study. With the benefit of these data, we believe there is potential for compendia listings for combination use of mirvetuximab and are also working to define the best path forward to label expansion.

IMGN632 is an ADC comprised of a high-affinity antibody designed to target CD123 with site-specific conjugation to our most potent IGN payload. We are advancing IMGN632 in clinical trials for patients with BPDCN and AML. In October 2020, the FDA granted Breakthrough Therapy designation for IMGN632 for the treatment of patients with relapsed or refractory BPDCN. We are aligned with the FDA on a path to full approval in BPDCN, with an amendment to our ongoing 801 Phase 1/2 study to add a new cohort of up to 20 frontline patients. We expect to complete enrollment and generate top-line data in 12 to 18 months, with potential BLA submission in 2022.

Our 802 study, which is a Phase 1b/2 study designed to determine the safety, tolerability, and preliminary antileukemia activity of IMGN632 when administered in combination with azacitidine and/or venetoclax to patients with relapsed and frontline CD123-positive AML, is in the dose-escalation phase, enrolling relapsed and refractory patients to determine the recommended Phase 2 dose of IMGN632 for combination regimens. We anticipate sharing data from this study in 2021.

We continue to advance additional pipeline programs. IMGC936 is an ADC in co-development with MacroGenics designed to target ADAM9, an enzyme overexpressed in a range of solid tumors and implicated in tumor progression and metastasis. IMGC936 incorporates a number of innovations, including antibody engineering to extend the half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker and payload for improved stability and bystander activity. The IND for IMGC936 was accepted by the FDA in the second quarter of 2020 and we began enrollment in the Phase 1 study in the fourth quarter of 2020.

IMGN151 is our next generation anti-FRα candidate in preclinical development. This ADC integrates innovation in each of its components, which may enable IMGN151 to address patient populations with lower levels of FRα expression, including tumor types outside of ovarian cancer. We presented encouraging data for IMGN151 at the American Academy of Cancer Research Virtual Annual Meeting II in June 2020. We expect to file the IND for IMGN151 by the end of 2021.

We have selectively licensed restricted access to our ADC platform technology to other companies to expand the use of our technology and to provide us with cash to fund our own product programs. These agreements typically provide the licensee with rights to use our ADC platform technology with its antibodies or related targeting vehicles to a defined target to develop products. The licensee is generally responsible for the development, clinical testing, manufacturing, registration, and commercialization of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, potential milestone payments, and royalties on the sales of any resulting products.

In October 2020, we entered into a collaboration and license agreement with Huadong, a subsidiary of Huadong Medicine Co., Ltd., under which Huadong will exclusively develop and commercialize mirvetuximab in the People’s Republic of China, Hong Kong, Macau, and Taiwan, which we refer to as Greater China. Under the terms of the collaboration and license agreement, we received a non-refundable upfront payment of $40.0 million and are eligible to receive additional payments of up to $265.0 million as certain development, regulatory, and net sales milestones are achieved. We are also eligible to receive tiered low double digit to high teen royalties as a percentage of mirvetuximab commercial sales by Huadong in Greater China. Huadong is responsible for the development and commercialization of mirvetuximab in Greater China except in limited circumstances. We retain all rights to mirvetuximab in the rest of the world.

We expect that substantially all of our revenue for at least the next year will result from payments under our collaborative arrangements. For more information concerning these relationships, including their ongoing financial and accounting impact on our business, please read Note C, “Significant Collaborative Agreements,” to our consolidated financial statements included in this report.

To date, we have not generated revenues from commercial sales of internal products, and we expect to incur significant operating losses for the foreseeable future. As of December 31, 2020, we had $293.9 million in cash and cash equivalents compared to $176.2 million as of December 31, 2019. In January 2021, pursuant to an Open Market Sale AgreementSM, with Jefferies, LLC as sales agent, we sold 4.5 million shares of our common stock, generating net proceeds of $33.6 million after deducting underwriting discounts and offering expenses.

Critical Accounting Policies and Estimates

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

During 2019, we adopted Accounting Standards Codification (ASC) 842, Leases, using the transition method provided by Accounting Standards Update (ASU) No. 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, we initially applied the new leasing rules on January 1, 2019, rather than at the earliest comparative period presented in the financial statements. Periods prior to adoption are presented in accordance with previous guidance issued under ASC 840, Leases. The adoption of ASC 842 represented a change in accounting principle that resulted in the recognition of lease assets and liabilities on the balance sheet, including those previously classified as operating leases under ASC 840, and disclosure of key information about leasing arrangements. Refer to Note B to the consolidated financial statements for further discussion on this change.

Refer to Note B to the consolidated financial statements for further discussion regarding our critical accounting policies, including revenue recognition, clinical trial accruals, and stock-based compensation.

Results of Operations

For a discussion related to the results of operations for 2019 compared to 2018, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Annual Report on Form 10–K for the year ended December 31, 2019 filed with the SEC on March 11, 2020.

Revenues

For 2020, our total revenues increased to $132.3 million compared to $82.3 million for 2019, driven by increases in license and milestone fees and non-cash royalty revenue.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in clinical trials of the product candidates. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year. Total revenue recognized from license and milestone fees for the years ended 2020 and 2019 was $63.7 million and $34.8 million, respectively. The increase in 2020 was driven by the recognition of $60.5 million of previously deferred license revenue upon Jazz’s opt-out of its right to the last remaining license under its collaboration and option agreement in December 2020, partially offset by license fee revenue recognized related to agreements with CytomX and Jazz and certain partner milestone fees recorded in the prior year.

Deferred revenue of $110.1 million as of December 31, 2020 includes $40.0 million related to the collaboration with Huadong executed in October 2020 and $65.2 million related to the sale of our residual rights to receive royalty payments on commercial sales of Kadcyla in 2019, with the remainder of the balance primarily representing consideration received from our other collaborators pursuant to our license agreements which we have yet to earn pursuant to our revenue recognition policy.

Non-cash royalty revenue related to the sale of future royalties

In February 2013, the FDA granted marketing approval to Kadcyla, an ADC resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy, $68.5 million and $47.4 million of non-cash royalties on net sales of Kadcyla were recorded and included in royalty revenue for 2020 and 2019, respectively. The increase in 2020 is a result of an increase in royalty payments driven by increases in net sales of Kadcyla due to market expansion of Kadcyla and approval of Kadcyla for a second indication in 2019. Kadcyla sales occurring after January 1, 2015 are covered by royalty purchase agreements. Pursuant to the terms of these agreements, we expect to recognize less non-cash royalty revenue during 2021 and subsequent years. See further details regarding the royalty obligation in Note F, “Liability Related to Sale of Future Royalties,” of the Consolidated Financial Statements.

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

We restructured our business in 2019, the details of which are included under Restructuring Charges below. Research and development expense was $114.6 million and $114.5 million for 2020 and 2019, respectively, with lower personnel, administrative, laboratory, third-party research, and allocated facility expenses resulting from the restructuring at the end of the second quarter of 2019 offset by increases in clinical trial and antibody costs in the current year and less reimbursement pursuant to our cost-sharing agreement with Jazz due to the discontinuation of the IMGN779 program in connection with the restructuring.

Clinical trial and regulatory approval processes for our product candidates that have advanced or that we intend to advance to clinical testing are lengthy, expensive, and uncertain in both timing and outcome. As a result, the pace and timing of the clinical development of our product candidates is highly uncertain and may never result in approved products. Completion dates and development costs will vary significantly for each product candidate and are difficult to predict. A variety of factors, many of which are outside our control, could cause or contribute to the prevention or delay of the successful completion of our clinical trials, or delay or prevent our obtaining necessary regulatory approvals. The costs to take a product through clinical trials are dependent upon, among other factors, the clinical indications, the timing, size, and design of each clinical trial, the number of patients enrolled in each trial, and the speed at which patients are enrolled and treated. Product candidates may be found to be ineffective or to cause unacceptable side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals, or may prove impractical to manufacture in commercial quantities at reasonable cost or with acceptable quality.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Years Ended
	December 31,
Research and Development Expense Category	2020	2019
Research	$—	$12,272
Preclinical and clinical testing	75,430	71,193
Process and product development	5,430	7,807
Manufacturing operations	33,732	23,250
Total research and development expense	$114,592	$114,522

Research

Research includes expenses associated with activities to evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents for our products and in support of our collaborators. Such expenses primarily include personnel, contract services, facility expenses, and laboratory supplies. There were no research expenses for 2020 as a result of the restructuring of the business at the end of the second quarter of 2019.

Preclinical and clinical testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own, and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of clinical trials. Such expenses include personnel, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses increased to $75.4 million for 2020 compared to $71.2 million for 2019. This increase is primarily the result of increased clinical trial costs driven by costs incurred related to advancing the MIRASOL, SORAYA, IMGN632, and IMGC936 studies and less reimbursement recorded in the current year pursuant to our cost-sharing agreement with Jazz. Partially offsetting these increases were lower personnel, administrative, laboratory, and allocated facility expenses resulting from the restructuring of the business, lower clinical trial costs related to the FORWARD I, FORWARD II, and IMGN779 studies, and a decrease in contract services driven by certain regulatory and pre-commercial activities related to mirvetuximab and preclinical development of IMGC936 in the prior year.

Process and product development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services, laboratory supplies, and facility expenses. Process and product development expenses decreased to $5.4 million for 2020 compared to $7.8 million for 2019. This decrease is principally due to a decrease in personnel expenses, laboratory supplies, and allocated facility expenses as a result of the restructuring of the business, partially offset by an increase in contract services driven by greater activity related to our IMGN151 and IMGC936 programs and less reimbursement recorded in the current period pursuant to our cost-sharing agreement with Jazz.

Manufacturing operations

Manufacturing operations expense includes costs to have preclinical and clinical materials manufactured for our product candidates and quality control and quality assurance activities. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, and facility expenses. Manufacturing operations expense increased $10.5 million to $33.7 million for 2020. The increase in 2020 is principally due to greater external manufacturing costs related to the potential commercial launch of mirvetuximab and less reimbursement recorded in the current period pursuant to our cost-sharing agreement with Jazz, partially offset by lower personnel, administrative, and facility-related expenses resulting from the shut-down of our manufacturing facility in February 2019 and the restructuring of the business at the end of the second quarter of 2019.

Antibody development and supply expense in support of commercial validation and in anticipation of potential future clinical trials, as well as our ongoing trials, was $20.2 million and $8.3 million for 2020 and 2019, respectively. Development and supply expenses related to the potential commercial launch of mirvetuximab drove the increased spend in 2020. The process of antibody production is lengthy due in part to the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production and development have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

General and Administrative Expenses

General and administrative expenses increased $0.1 million to $38.6 million for 2020 due primarily to a higher allocation of facility-related expenses for excess laboratory and office space and an increase in professional services, substantially offset by a decrease in personnel and administrative expenses resulting from the prior year restructuring.

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

As a result of the workforce reduction, we recorded a charge of $16.0 million for severance related to a pre-existing plan in June 2019, which was subsequently reduced to $15.3 million due to minor adjustments to the plan. The related cash payments were substantially paid out by June 30, 2020. In addition, a charge of $4.0 million was recorded for incremental retention benefits in the same time period, of which $1.6 million and $2.4 million was recorded during 2020 and 2019, respectively.

In addition to the termination benefits and other related charges, we sub-leased the majority of the laboratory and office space at 830 Winter Street in Waltham, Massachusetts and liquidated excess equipment. In performing the required impairment test, we recorded a charge of $2.5 million in June 2019 to write down the equipment to fair value; however, we determined the right-to-use asset related to the lease was recoverable, therefore, no impairment was recorded.

Charge Related to Unoccupied Office Space

We have sought to sub-lease 10,281 square feet of unoccupied office space in Waltham that was leased in 2016. During 2019, we recorded a $0.6 million impairment charge related to this lease, which represented the remaining balance of the right to use asset as the likelihood of finding a sub-lessor had diminished significantly as the lease approached termination.

Investment Income, net

Investment income for 2020 and 2019 was $0.7 million and $4.4 million, respectively. The decrease in 2020 was primarily due to a significant decrease in interest rates.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold as described above. As described in Note F to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During 2020 and 2019, we recorded $23.1 million and $16.9 million, respectively, of non-cash interest expense. The increase in 2020 was a result of increases in royalty payments driven by increases in net sales of Kadcyla and greater projected future royalty payments due to market expansion of Kadcyla and approval of Kadcyla for a second indication in 2019. We impute interest on the transaction and record interest expense at the effective interest rate, which we currently estimate to be 22.2%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Interest Expense on Convertible Senior Notes

In June 2016, the Company issued Convertible 4.5% Senior Notes with an aggregate principal amount of $100 million. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. During the second half of 2017, $97.9 million of this debt was converted to common shares. For 2020 and 2019, we recorded $95,000 of interest expense in each year.

Other Income (Expense), net

Other income (expense), net for 2020 and 2019 was $0.5 million and $0.6 million, respectively. This includes $0.5 million and $(0.2) million in foreign currency exchange gains (losses) related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the same periods, respectively. In addition, we recorded a gain of $0.8 million in 2019 related to the sale of excess laboratory equipment resulting from the restructuring.

Liquidity and Capital Resources

For a discussion related to our cash flows for 2019 compared to 2018, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" in our Annual Report on Form 10–K for the year ended December 31, 2019 filed with the SEC on March 11, 2020.

The following tables show certain balance sheet and cash flow information as of and for the periods indicated (in thousands):

	As of December 31,
	2020	2019
Cash and cash equivalents	$293,856	$176,225
Working capital	201,931	131,488
Shareholders’ equity (deficit)	89,570	(76,121)

	Years Ended December 31
	2020	2019
Cash used for operating activities	$(78,620)	$(88,367)
Cash provided by (used for) investing activities	509	(533)
Cash provided by financing activities	195,742	2,873

Cash Flows

We require cash to fund our operating expenses, including the advancement of our clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in public markets and payments from our collaborators, including license fees, milestones, research funding, and royalties. We have also monetized our rights to receive royalties on Kadcyla for up-front consideration. As of December 31, 2020, we had $293.9 million in cash and cash equivalents. Net cash used for operating activities was $78.6 million and $88.4 million during 2020 and 2019, respectively. The principal use of cash in operating activities for these periods was to fund our net loss, adjusted for non-cash items, with 2020 benefiting from a $40.0 million upfront payment from Huadong pursuant to a collaboration and license agreement and 2019 benefiting from $65.2 million of net proceeds from the sale of our residual rights to royalty payments on net sales of Kadcyla.

Net cash provided by (used for) investing activities was $0.5 million and $(0.5) million for 2020 and 2019, respectively, and represent cash outflows from capital expenditures, net of proceeds generated from the sale of capital assets. Capital expenditures for all periods presented consisted primarily of leasehold improvements to the office space at our corporate headquarters, computer software applications, and dedicated equipment at third-party manufacturing vendors. During 2020 and 2019, as a result of the restructuring, we sold excess equipment generating proceeds of $1.5 million and $2.3 million, respectively.

Net cash provided by financing activities was $195.7 million and $2.9 million for 2020 and 2019, respectively. In January 2020, pursuant to a public offering, we issued and sold 24.5 million shares of common stock, resulting in net proceeds of $97.7 million. Additionally in 2020, we entered into an Open Market Sale AgreementSM (September Sale Agreement) with Jefferies, LLC as sales agent, pursuant to which we offered and sold 19,972,557 shares of our common stock resulting in net proceeds of $96.5 million after deducting offering commissions and expenses, effectively closing the September Sale Agreement.

Net cash provided by financing activities for 2020 and 2019 also include proceeds from the exercise of stock options and sale of shares through our ESPP.

On December 18, 2020, we entered into a new Open Market Sale AgreementSM (Sale Agreement), with Jefferies, LLC as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million. In connection with entering into the Sale Agreement, we filed a prospectus supplement to the prospectus included in our registration statement on Form S-3 (No. 333-251502), which became effective upon filing on December 18, 2020, with the SEC relating to the offer and sale of the up to $150.0 million of our common stock under the Sale Agreement. Through the date of filing this report, we have sold 4,544,424 shares of our common stock under the Sale Agreement, generating net proceeds of $33.6 million after deducting offering commissions and expenses. None of the sales under the Sale Agreement occurred during the year ended December 31, 2020.

We anticipate that our current capital resources will enable us to meet our operational expenses and capital expenditures for more than twelve months after the date of this report. We may raise additional funds through equity, debt, and other financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. We cannot provide assurance that we will be able to obtain additional debt, equity, or other financing or generate revenues from collaborators on terms acceptable to us or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may elect or be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development, and/or clinical projects.

Contractual Obligations

We lease approximately 120,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, Massachusetts, with an initial term that expires on March 31, 2026, and 10,281 square feet of additional office space at 930 Winter Street, Waltham, Massachusetts through August 31, 2021. We are obligated to pay $28.4 million in minimum rental payments over the remaining terms of these leases. In addition, we are responsible for variable operating costs and real estate taxes approximating $3.1 million per year through March 2026. In 2020, we executed four agreements to sublease a total of approximately 65,000 square feet of the 830 Winter Street facility through March 2026. Two of the four sublease agreements include an early termination option after certain periods of time for an agreed-upon fee. Assuming these early termination options are not exercised, we will receive $15.9 million in minimum rental payments over the remaining term of the subleases. The sublessees will also be responsible for their proportionate share of variable operating expenses and real estate taxes.

As of December 31, 2020, we have noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for clinical supply of our product candidates totaling $6.5 million, which will be paid in 2021. Additionally, pursuant to commercial agreements for future production of antibody, our noncancelable commitments total approximately $36.0 million at December 31, 2020.

Recent Accounting Pronouncements

The information set forth under Note B to the consolidated financial statements under the caption “Summary of Significant Accounting Policies” is incorporated herein by reference.

Third-Party Trademarks

Kadcyla and Herceptin are registered trademarks of Genentech, Inc. Probody is a trademark of CytomX.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We maintain an investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. Our investments are comprised of money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper. We do not currently own derivative financial instruments in our investment portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Our foreign currency hedging program uses either forward contracts or a Euro-denominated bank account to manage the foreign currency exposures that exist as part of our ongoing business operations. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions, anticipated transactions, and balances denominated in foreign currency resulting from changes in foreign currency exchange rates. Our market risks associated with changes in foreign currency exchange rates are currently limited to a Euro-denominated bank account as we have no forward contracts at December 31, 2020. Accordingly, we do not believe there is any material market risk exposure with respect to foreign currency exposures that would require disclosure under this item.

Item 8. Financial Statements and Supplementary Data

IMMUNOGEN, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ImmunoGen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020  in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Clinical Trial Accrual
Description of the Matter

As discussed in Note B to the consolidated financial statements, the Company estimates certain clinical trial expenses due to a lag in receiving information from third parties. Moreover, payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred. The Company maintained a clinical trial accrual of $11.4 million at December 31, 2020 included as a component of other accrued liabilities.

Auditing the Company’s clinical trial accruals was especially challenging due to the significant management judgment used to estimate the patient-related costs incurred but not yet invoiced. While the Company’s estimates of patient-related costs incurred but not yet invoiced are primarily based on information received from its vendors related to each clinical trial, the Company may need to use significant assumptions such as estimates of patient enrollment, patient cycles incurred, clinical sites activated, and other pass-through costs. Additionally, due to the duration of the clinical trials as well as the timing of invoices received from vendors, actual amounts incurred are not typically known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to clinical trial accruals. For example, we tested management’s review controls over the accuracy and completeness of the underlying data and the significant assumptions used in the Company’s process for recording accrued patient-related costs.

Our audit procedures to test clinical trial accruals included, among others, testing the accuracy and completeness of the underlying data used to estimate costs incurred but not yet invoiced as well as evaluating and testing the significant assumptions used by management. We inspected the contracts and any amendments to the contracts with third parties and assessed the pattern of historical invoicing activity and the associated billing lags. We also corroborated the progress of clinical trials and other research and development projects through discussion with the Company’s research and development personnel that oversee the clinical trials. In addition, we inspected information obtained by the Company directly from third-party vendors, which included the third-party vendors’ estimate of costs incurred to date. We also performed analytical procedures over clinical trial accruals and compared subsequent invoices received from third-party vendors to the amounts accrued.

Collaboration and License Agreement with Huadong
Description of the Matter

As discussed in Note C to the consolidated financial statements, in October 2020, the Company entered into a collaboration and license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong). Under the agreement, the Company granted Huadong an exclusive right to develop and commercialize mirvetuximab soravtansine in the People’s Republic of China, Hong Kong, Macau, and Taiwan and agreed to provide clinical supply of the licensed product to Huadong for a specified period. The Company received a $40.0 million up-front payment during 2020 in connection with this arrangement and is also eligible to receive additional development and regulatory milestone payments, sales-based milestones and royalties as well as additional payments for clinical supply under the arrangement.

Auditing the Company’s revenue recognition for the Huadong collaboration and license agreement was challenging because significant judgment was required to apply the authoritative accounting guidance at the outset of the arrangement. The Company exercised significant judgment in determining the revenue recognition for this arrangement, including as it relates to the identification of performance obligations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to the accounting for the collaboration and license agreement. For example, we tested controls over the identification of performance obligations and the determination of the timing of revenue recognition.

Our audit procedures to test the Company’s determination of revenue recognition included, among others, reading the contractual agreement, testing management’s identification of significant terms for completeness, including identification of performance obligations, assessing the terms in the agreement, and evaluating the appropriateness of management’s application of authoritative guidance and existing accounting policies. We also discussed the judgments inherent in the Company’s determination of revenue recognition, including the identification of performance obligations, with research and development personnel responsible for overseeing the satisfaction of the Company’s clinical supply obligation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Boston, Massachusetts

March 1, 2021

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

	December 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$293,856	$176,225
Accounts receivable	35	7,500
Unbilled receivable	11	1,001
Contract assets	—	3,631
Non-cash royalty receivable	22,451	15,116
Prepaid and other current assets	7,901	5,425
Total current assets	324,254	208,898
Property and equipment, net of accumulated depreciation	5,760	6,993
Operating lease right-of-use assets	14,072	15,587
Other assets	10,986	3,784
Total assets	$355,072	$235,262
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$9,538	$9,933
Accrued compensation	4,620	8,991
Other accrued liabilities	29,320	13,932
Convertible 4.5% senior notes, net of deferred financing costs of $7	2,093	—
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $319 and $635, respectively	44,357	41,274
Current portion of operating lease liability	3,146	2,971
Current portion of deferred revenue	29,249	309
Total current liabilities	122,323	77,410
Deferred revenue, net of current portion	80,860	127,123
Operating lease liability, net of current portion	18,651	21,798
Convertible 4.5% senior notes, net of deferred financing costs of $22	—	2,078
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $584 and $859, respectively	41,082	82,267
Other long-term liabilities	2,586	707
Total liabilities	265,502	311,383
Commitments and contingencies (Note K)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $.01 par value; authorized 300,000 and 200,000 shares; issued and outstanding 194,998 and 150,136 shares as of December 31, 2020 and December 31, 2019, respectively	1,950	1,501
Additional paid-in capital	1,419,460	1,209,846
Accumulated deficit	(1,331,840)	(1,287,468)
Total shareholders’ equity (deficit)	89,570	(76,121)
Total liabilities and shareholders’ equity (deficit)	$355,072	$235,262

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

In thousands, except per share amounts

	Years Ended
	December 31,
	2020	2019	2018
Revenues:
License and milestone fees	$63,742	$34,788	$15,280
Non-cash royalty revenue related to the sale of future royalties	68,529	47,415	32,154
Research and development support	28	68	1,377
Clinical materials revenue	—	—	4,635
Total revenues	132,299	82,271	53,446
Operating expenses:
Research and development	114,592	114,522	174,456
General and administrative	38,600	38,489	36,746
Restructuring charge	1,487	21,433	3,693
Total operating expenses	154,679	174,444	214,895
Loss from operations	(22,380)	(92,173)	(161,449)
Investment income, net	729	4,424	4,227
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(23,107)	(16,879)	(10,631)
Interest expense on convertible senior notes	(95)	(95)	(95)
Other income (expense), net	481	590	(895)
Net loss	$(44,372)	$(104,133)	$(168,843)
Basic and diluted net loss per common share	$(0.25)	$(0.70)	$(1.21)
Basic and diluted weighted average common shares outstanding	176,153	148,311	139,946
Total comprehensive loss	$(44,372)	$(104,133)	$(168,843)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	132,526	$1,325	$1,009,362	$(1,028,582)	$(17,895)
Transition adjustment for ASC 606	—	—	—	14,090	14,090
Net loss	—	—	—	(168,843)	(168,843)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	946	9	4,292	—	4,301
Issuance of common stock, net of issuance costs	15,755	158	162,354	—	162,512
Stock option and restricted stock compensation expense	—	—	16,445	—	16,445
Directors' deferred share units converted	173	2	(1)	—	1
Directors’ deferred share unit compensation	—	—	361	—	361
Balance at December 31, 2018	149,400	$1,494	$1,192,813	$(1,183,335)	$10,972
Net loss	—	—	—	(104,133)	(104,133)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	1,150	11	2,862	—	2,873
Restricted stock award - net of forfeitures	(414)	(4)	4	—	—
Stock option and restricted stock compensation expense	—	—	13,830	—	13,830
Directors’ deferred share unit compensation	—	—	337	—	337
Balance at December 31, 2019	150,136	$1,501	$1,209,846	$(1,287,468)	$(76,121)
Net loss				(44,372)	(44,372)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	458	5	1,466	—	1,471
Issuance of common stock, net of issuance costs	44,496	445	193,826	—	194,271
Restricted stock units vested	395	4	(4)	—	—
Restricted stock award forfeitures	(487)	(5)	5	—	—
Stock option and restricted stock compensation expense	—	—	13,978	—	13,978
Directors’ deferred share unit compensation	—	—	343	—	343
Balance at December 31, 2020	194,998	$1,950	$1,419,460	$(1,331,840)	$89,570

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Years Ended
	December 31,
	2020	2019	2018

Cash flows from operating activities:
Net loss	$(44,372)	$(104,133)	$(168,843)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(68,529)	(47,415)	(32,154)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	23,107	16,879	10,631
Depreciation and amortization	2,101	4,028	7,411
(Gain) loss on sale/disposal of fixed assets and impairment charges	(691)	1,689	115
Operating lease right-of-use asset impairment	—	694	—
Stock and deferred share unit compensation	14,321	14,167	16,807
Deferred rent	—	—	(95)
Change in operating assets and liabilities:
Accounts receivable	7,465	(5,799)	948
Unbilled receivable	990	(384)	1,963
Inventory	—	—	1,038
Contract asset	3,631	(3,131)	(500)
Prepaid and other current assets	(2,476)	(963)	(1,495)
Operating lease right-of-use assets	1,515	1,331	—
Other assets	(7,202)	(75)	88
Accounts payable	(819)	(1,045)	2,667
Accrued compensation	(4,100)	(2,189)	323
Other accrued liabilities	16,734	(6,146)	3,839
Deferred revenue	(17,323)	46,630	(9,165)
Operating lease liability	(2,972)	(2,505)	—
Net cash used for operating activities	(78,620)	(88,367)	(166,422)
Cash flows from investing activities:
Purchases of property and equipment	(917)	(2,845)	(5,246)
Proceeds from sale of equipment	1,426	2,312	—
Net cash provided by (used for) investing activities	509	(533)	(5,246)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,471	2,873	4,301
Proceeds from common stock issuance, net of $701 and $395 of transaction costs, respectively	194,271	—	162,512
Net cash provided by financing activities	195,742	2,873	166,813
Net change in cash and cash equivalents	117,631	(86,027)	(4,855)
Cash and cash equivalents, beginning of period	176,225	262,252	267,107
Cash and cash equivalents, end of period	$293,856	$176,225	$262,252
Supplemental cash flow information:
Cash paid during the year for interest	$95	$95	$95

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

A.Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-drug conjugates, or ADCs. The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $44.4 million during the year ended December 31, 2020, and has an accumulated deficit of approximately $1.3 billion as of December 31, 2020. The Company has primarily funded these losses through payments received from its collaborations and equity, convertible debt, and other financings. To date, the Company has no product revenue and management expects to continue to incur operating expenses related to research and development and potential commercialization of its portfolio over the next several years.

At December 31, 2020, the Company had $293.9 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources, inclusive of $33.6 million of net proceeds generated from an Open Market Sale AgreementSM in January 2021, will enable it to meet its operational expenses and capital expenditures for more than twelve months after these financial statements are issued. The Company may raise additional funds through equity, debt, or other financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. There can be no assurance that the Company will be able to obtain additional equity, debt, or other financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, and/or clinical projects.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2020 up through the date the Company issued these financial statements. Pursuant to an Open Market Sale AgreementSM under which the Company may issue and sell shares of its common stock, from time to time for an aggregate sales price of up to $150.0 million, subsequent to December 31, 2020 and through the date the Company issued these financial statements, the Company has sold 4,544,424 shares of its common stock generating net proceeds of $33.6 million after deducting offering commissions and expenses. The Company did not have any other material recognized or unrecognized subsequent events.

Adoption of ASC 842, Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-2, Leases (Topic 842) on January 1, 2019, using the transition method provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The reported results for 2019 reflect the application of ASC 842, while the reported results prior to 2019 were prepared under the previous lease guidance of ASC 840, Leases, which is also referred to herein as “legacy GAAP” or the “previous guidance.” See Note J for further discussion and impact of adoption.

Revenue Recognition

The Company enters into licensing and development agreements with collaborators for the development of ADCs. The terms of these agreements contain multiple promised goods and services which may include (i) licenses, or options to obtain licenses, to the Company’s ADC technology, (ii) rights to future technological improvements, (iii) technology transfer services and other activities to be performed on behalf of the collaborative partner, and (iv) delivery of cytotoxic agents and/or the manufacture of preclinical and clinical materials for the collaborative partner. Payments to the Company under these agreements may include upfront fees, option fees, exercise fees, payments for services, payments for preclinical or clinical materials, payments based upon the achievement of certain milestones, and royalties on product sales. The Company follows the provisions of ASC 606, Revenue from Contracts with Customers, in accounting for these agreements.

Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when or as the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations based on its assessment of whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

The Company exercises judgment in assessing those promised goods and services that are distinct and thus representative of performance obligations. To the extent the Company identifies multiple performance obligations in a contract, the Company must develop assumptions that require judgment to determine the estimated standalone selling price for each performance obligation in order to allocate the transaction price among the identified performance obligations. These judgments and assumptions are discussed in further detail below.

At December 31, 2020, the Company had the following types of material agreements with the parties identified below:

●	Development and commercialization licenses, which provide the counterparty with the right to use the Company’s ADC technology and/or certain other intellectual property to develop and commercialize compounds to a specified antigen target:

Bayer (one exclusive single-target license)

CytomX (two exclusive single-target licenses)

Debiopharm (one exclusive single-compound license)

Fusion Pharmaceuticals (one exclusive single-target license)

Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (one territory-specific exclusive single-compound license)

Novartis (five exclusive single-target licenses)

Oxford BioTherapeutics/Menarini (one exclusive single-target license sublicensed from Amgen)

Roche, through its Genentech unit (five exclusive single-target licenses)

Viridian (one exclusive single-target license)

●	Collaboration and license agreement to co-develop and co-commercialize a specified anticancer compound on established terms:

MacroGenics

During the year ended December 31, 2020, pursuant to notices received, the exclusive development and commercialization licenses granted to each of Biotest and Takeda and the collaboration and option agreement with Jazz were terminated.

There are no performance, cancellation, termination, or refund provisions in any of the arrangements that contain material financial consequences to the Company.

Development and Commercialization Licenses

The obligations under a development and commercialization license agreement generally include the license to the Company’s ADC technology with respect to a specified antigen target or compound, and may also include obligations related to rights to future technological improvements and other activities to be performed on behalf of the collaborative partner.

 Generally, development and commercialization licenses contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will earn payments upon the achievement of certain milestones and royalty payments, generally until the later of the last applicable patent expiration or a fixed period of years after product launch. Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights and/or the presence of comparable competing products. In the case of Debiopharm, no royalties will be received. In certain instances, the Company may also provide cytotoxic agents and/or clinical materials or other services in addition to the development and commercialization licenses. For example, the Company may provide technology transfer services in connection with the out-licensing of product candidates initially developed by the Company, and may also provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request certain services, achieve milestones, or become liable for royalty payments.

In determining the performance obligations for these arrangements, management evaluates whether the license is distinct and has significant standalone functionality either alone or with other readily available resources based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of ADC technology research expertise and ADC manufacturing capabilities in the general marketplace and whether technological improvements are required for the continued functionality of the license. If the license to the Company’s intellectual property is determined to be distinct, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If the license is not distinct, the license is combined with other goods or services into a single performance obligation and revenue is recognized over time.

The Company estimates the standalone selling prices of the license and all other performance obligations based on market conditions, similar arrangements entered into by third parties, and entity-specific factors such as the terms of the Company’s previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s ADC technology, the Company’s pricing practices and pricing objectives, the likelihood that technological improvements will be made, and, if made, will be used by the Company’s collaborators, and the nature of the other services to be performed on behalf of its collaborators and market rates for similar services.

The Company recognizes revenue related to technology transfer activities and other services as the services are performed. The Company is generally compensated for these activities at negotiated rates that are consistent with what other third parties would charge. The Company records amounts recognized for research materials provided or services performed as a component of research and development support revenue.

The Company may also provide cytotoxic agents and/or preclinical and clinical materials (drug substance/drug product) to its collaborators at negotiated prices generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and on preclinical and clinical materials when control transfers to the collaborator.

The Company recognizes revenue related to the rights to future technological improvements over the estimated term of the applicable license.

The Company’s development and commercialization license agreements have milestone payments which for reporting purposes are aggregated into two categories: (i) development and regulatory milestones, and (ii) sales milestones. Development milestones are typically payable when a product candidate initiates or advances into different clinical trial phases. Regulatory milestones are typically payable upon submission for marketing approval with the FDA or other countries’ regulatory authorities or on receipt of actual marketing approvals for the compound or for additional indications. Sales milestones are typically payable when annual sales reach certain levels.

At the inception of each arrangement, the Company evaluates any development and regulatory milestone payments to determine whether the milestone is considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated; otherwise, such amounts are considered constrained and excluded from the transaction price. As part of its evaluation of the constraint, the Company considers numerous factors, including whether the achievement of the milestone is outside the control of the Company and contingent upon the future success of clinical trials, the collaborator’s efforts, or the receipt of regulatory approval. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development or regulatory milestones and any related constraint, and if necessary, adjusts the estimate of the transaction price. In addition, the Company evaluates whether the achievement of each milestone specifically relates to the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. If the achievement of a milestone is considered a direct result of the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service and the receipt of the payment is based upon the achievement of the milestone, the associated milestone value is allocated to that distinct good or service. If the milestone payment is not specifically related to the Company’s effort to satisfy a performance obligation or transfer a distinct good or service, the amount is allocated to all performance obligations using the relative standalone selling price method. Amounts allocated to a satisfied performance obligation are recognized as revenue, or as a reduction of revenue, in the period in which the transaction price changes.

For development and commercialization license agreements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied) in accordance with the royalty recognition constraint. Under the Company’s development and commercialization license agreements, except for the Debiopharm license, the Company receives royalty payments based upon its licensees’ net sales of covered products. Generally, under the development and commercialization agreements, the Company receives royalty reports and payments from its licensees approximately one quarter in arrears. The Company estimates the amount of royalty revenue to be recognized based on historical and forecasted sales and/or sales information from its licensees if available.

Collaboration and Option Agreements/Right-to-Test Agreements

The Company’s right-to-test agreements provide collaborators the right to test the Company’s ADC technology for a defined period of time through a research, or right-to-test, license. Under both right-to-test agreements and collaboration and option agreements, collaborators may (a) “take” options, for a defined period of time, to specified targets and (b) upon exercise of those options, secure or “take” licenses to develop and commercialize products for the specified targets on established terms. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement (referred to as “upfront” fees or payments), (ii) upon the opt-in to acquire a development and commercialization license(s) (referred to as exercise fees or payments earned, if any, when the development and commercialization license is “taken”), (iii) after providing services at the collaborator’s request at negotiated prices, which are generally consistent with what other third parties would charge, or (iv) upon some combination of all of these fees.

The accounting for collaboration and option agreements and right-to-test agreements is dependent on the nature of the options granted to the collaborative partner. Options are considered distinct performance obligations if they provide a collaborator with a material right. Factors that are considered in evaluating whether options convey a material right include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the fair value of the licenses, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. As of December 31, 2020, all option and right-to-test agreements have expired or terminated.

If the Company concludes that an option provides the customer a material right, and therefore is a separate performance obligation, the Company then determines the estimated standalone selling price of the option using the following inputs: (a) estimated fair value of the license underlying each option, (b) the amount the partner would pay to exercise the option to obtain the license, and (c) probability of exercise.

The Company does not control when or if any collaborator will exercise its options for development and commercialization licenses. As a result, the Company cannot predict when or if it will recognize revenues in connection with any of the foregoing.

Upfront payments on development and commercialization licenses may be recognized upon delivery of the license if facts and circumstances dictate that the license is distinct from the other promised goods and services.

In determining whether a collaboration and option agreement is within the scope of ASC 808, Collaborative Arrangements, management evaluates the level of involvement of both companies in the development and commercialization of the products to determine if both parties are active participants and if both parties are exposed to risks and rewards dependent on the commercial success of the licensed products. If the agreement is determined to be within the scope of ASC 808 and not representative of a vendor-customer relationship, the Company segregates the research and development activities and the related cost sharing arrangement. Payments made by the Company for such activities are recorded as research and development expense and reimbursements received from the partner are recognized as an offset to research and development expense.

Transaction Price Allocated to Remaining Performance Obligations

Deferred revenue under ASC 606 represents the portion of the transaction price received under various contracts for which work has not been performed (or has been partially performed) and includes unexercised contract options that are considered material rights. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $110.1 million. The Company expects to recognize revenue on approximately 27%, 65%, and 8% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively, however, it does not control when or if any collaborator will terminate existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract assets and contract liabilities during the years ended December 31, 2020 and 2019 (in thousands):

	Balance at				Balance at
Year ended December 31, 2020	December 31, 2019	Additions	Deductions	Impact of Netting	December 31, 2020
Contract asset	$3,631	$—	$(8,000)	$4,369	$—
Contract liabilities (deferred revenue)	$127,432	$42,050	$(63,742)	$4,369	$110,109

	Balance at				Balance at
Year ended December 31, 2019	December 31, 2018	Additions	Deductions	Impact of Netting	December 31, 2019
Contract asset	$500	$8,000	$(500)	$(4,369)	$3,631
Contract liabilities (deferred revenue)	$80,802	$65,816	$(14,817)	$(4,369)	$127,432

During the years ended December 31, 2020, 2019, and 2018 the Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$61,872	$14,817	$14,139
Performance obligations satisfied in previous periods	$—	$12,672	$1,476

During 2020, the Company recognized $60.5 million of previously deferred license revenue upon Jazz’s opt-out of its right to the last remaining license under the agreement and $3.2 million of upfront fees previously received from other partners, of which $1.4 million was included in contract liabilities at the beginning of 2020. A $40.0 million upfront payment received in 2020 pursuant to a license agreement executed with Huadong was recorded as deferred revenue and none of this amount was recognized as revenue during 2020. Additionally, a contract asset of $3.6 million, net of $4.4 million in related contract liabilities, was recorded for two probable milestones in 2019 pursuant to license agreements with CytomX and Novartis, which were subsequently achieved and paid during 2020.

The Company recorded the following during the year ended December 31, 2019: (i) license and milestone fee revenue of $7.7 million for probable development milestones pursuant to license agreements with CytomX and Novartis, with another $0.3 million deferred which represents the amount allocated to future rights to technological improvements; a $3.6 million contract asset was recorded in December 2019 related to these probable milestones, net of a $4.4 million reduction in related contract liabilities; (ii) a $5 million regulatory milestone payment earned under its license agreement with Genentech, a member of the Roche Group; the full amount of the milestone was recognized as revenue in the period as the amount allocated to future rights to technological improvements was not material; (iii) $14.5 million of previously deferred license revenue recognized upon the opt-out of the right to execute a license by Jazz; (iv) $65.2 million was recorded as deferred revenue as a result of a sale of the Company’s residual rights to receive royalty payments on commercial sales of Kadcyla ® (ado-trastuzumab emtansine) as discussed in Note F; and (v) $0.3 million of revenue previously deferred related to numerous collaborators’ rights to technological improvements. Additionally, $7.3 million of a $7.5 million upfront payment invoiced to CytomX pursuant to a license agreement executed in December 2019 was recorded as license and milestone fee revenue upon delivery of the license and $0.2 million was deferred until delivery of certain materials.

As a result of adoption of ASC 606, a contract asset of $5.0 million was recorded for a probable milestone which was subsequently earned and paid during the year ended December 31, 2018. Additionally the Company recorded the following during 2018: (i) a contract asset and related revenue of $0.5 million for a probable milestone pursuant to a license agreement with Fusion Pharmaceuticals, which was subsequently paid in 2019; (ii) a $1 million development milestone earned under a sublicense agreement with Oxford BioTherapeutics Ltd. as license and milestone fee revenue, which was included in accounts receivable as of December 31, 2018; (iii) $10.9 million of revenue previously deferred, with a net reduction in deferred revenue of $5.9 million due to contract asset and contract liability netting as a result of Takeda not executing a second license it had available, or extending or expanding its right-to-test agreement; (iv) $0.8 million of revenue previously deferred upon completion of Debiopharm and another collaborator’s performance obligations; (v) $2.1 million of revenue previously deferred related to numerous collaborators’ rights to technological improvements; and (vi) $0.3 million of revenue previously deferred upon shipment of clinical materials to a partner which is included in clinical material revenue.

The timing of revenue recognition, billings, and cash collections results in billed receivables, unbilled receivables, contract assets, and contract liabilities on the consolidated balance sheets. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded (under the caption deferred revenue). Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of December 31, 2020 or 2019. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of December 31, 2020 and 2019, the Company held $293.9 million and $176.2 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

Non-cash Investing Activities

The Company had $0.7 million of accrued capital expenditures as of December 31, 2020 which have been treated as a non-cash investing activity and, accordingly, not reflected in the consolidated statement of cash flows. The Company had no accrued capital expenditures as of December 31, 2019.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and provides for disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a hierarchy to measure fair value which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

As of December 31, 2020 and 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following tables represent the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of each date (in thousands):

Fair Value Measurements at December 31, 2020 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$194,525	$194,525	$—	$—

Fair Value Measurements at December 31, 2019 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$163,674	$163,674	$—	$—

The fair value of the Company’s cash equivalents is based primarily on quoted prices from active markets.

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled receivable, contract assets, non-cash royalty receivable, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature. The gross carrying amount and estimated fair value of the convertible 4.5% senior notes was $2.1 million and $4.3 million, respectively, as of December 31, 2020 compared to $2.1 million and $3.0 million, respectively, as of December 31, 2019. The estimated fair value per $1,000 convertible notes remaining as of December 31, 2020 increased compared to December 31, 2019 due primarily to an increase in the Company’s stock price. The fair value of the convertible notes is influenced by interest rates, the Company’s stock price and stock price volatility, and by prices observed in trading activity for the convertible notes. However, because there have been no trades involving the convertible notes since September 2019, the fair value as of December 31, 2019 and December 31, 2020 uses Level 3 inputs.

Unbilled Receivable

Unbilled receivable primarily represents research funding earned based on actual resources utilized and external expenses incurred under certain of the Company’s collaborator agreements.

Clinical Trial Accruals

Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these activities to third parties. Third-party clinical trial expenses include investigator fees, site costs (patient cost), clinical research organization costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through cost. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid assets or accrued clinical trial costs. These third-party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future R&D activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. The Company also records accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received, and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical clinical accrual estimates made by the Company have not been materially different from the actual costs.

Leases

Effective January 1, 2019, the Company adopted ASU 2016-2, the details of which are further discussed in Note J. The Company determines if an arrangement is a lease at inception. Operating leases include right-of-use (ROU) assets and operating lease liabilities (current and non-current), which are recorded in the Company’s consolidated balance sheets. Single payment capital leases for equipment that are considered finance leases are included in property and equipment in the Company’s consolidated balance sheets. As the single payment obligations have all been made, there is no related liability recorded.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable. As a number of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate applicable to the Company based on the information available at the commencement date in determining the present value of lease payments. As the Company has no existing or proposed collateralized borrowing arrangements, to determine a reasonable incremental borrowing rate, the Company considers collateral assumptions, the lease term, the Company’s current credit risk profile, and rates for existing borrowing arrangements for comparable peer companies. The operating lease ROU assets were netted against any lease incentive and straight-line lease liability balances at January 1, 2019 upon adoption of ASC 842. The Company accounts for the lease and fixed non-lease components as a single lease component. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Accrued contract payments	$15,576	$5,188
Accrued clinical trial costs	11,401	6,418
Accrued professional services	1,200	1,274
Accrued employee benefits	39	314
Accrued public reporting charges	319	180
Other current accrued liabilities	785	558
Total	$29,320	$13,932

Accrued contract payments included in the table above primarily relate to external manufacturing, regulatory, and quality-related services. The increase in the balance as of December 31, 2020 compared to prior year is driven primarily by external manufacturing expenses related to the potential commercial launch of mirvetuximab.

Research and Development Expenses

The Company’s research and development expenses are charged to expense as incurred and relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents, (ii) preclinical testing of its own and, in certain instances, its collaborators’ product candidates, and the cost of its own clinical trials, (iii) development related to clinical and commercial manufacturing processes, and (iv) external manufacturing operations and, prior to 2019, internal manufacturing operations, which also included raw materials. Payments made by the Company in advance for research and development services not yet provided and/or materials not yet delivered and accepted are recorded as prepaid expenses and are included in the accompanying consolidated balance sheets as prepaid and other current assets.

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

Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. The Company recorded net gains (losses) of $0.7 million, $(1.7) million, and $(0.1) million related to impairment charges and the sale/disposal of certain furniture and equipment during the years ended December 31, 2020, 2019, and 2018, respectively.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired if impairment indicators are present. The Company evaluates the realizability of its long-lived assets based on cash flow expectations for the related asset. Any write-downs to fair value are treated as permanent reductions in the carrying amount of the assets. Accordingly, during the year ended December 31, 2019, the Company recorded a $2.5 million asset impairment charge resulting from restructuring activities, the details of which are further discussed in Note I. Based on this evaluation, except for the impairment recognized during 2019, the Company believes that none of the Company’s remaining long-lived assets were impaired.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for the options and unvested restricted stock and the if-converted method for the convertible notes, are shown in the following table (in thousands):

	Years Ended December 31,
	2020	2019	2018
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock/units at end of period	20,873	14,815	17,380
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock	1,301	1,020	3,001
Shares issuable upon conversion of convertible notes at end of period	501	501	501
Common stock equivalents under if-converted method for convertible notes	501	501	501

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-based Compensation

As of December 31, 2020, the Company is authorized to grant future awards under three employee share-based compensation plans, which are the ImmunoGen, Inc. 2018 Employee, Director and Consultant Equity Incentive Plan, or the 2018 Plan, the Employee Stock Purchase Plan, or ESPP, and the ImmunoGen Inducement Equity Incentive Plan, or the Inducement Plan. At the annual meeting of shareholders on June 20, 2018, the 2018 Plan was approved and provides for the issuance of Stock Grants, the grant of Options, and the grant of Stock-Based Awards for up to 7,500,000 shares of the Company’s common stock, as well as up to 19,500,000 shares of common stock which represent awards granted under the previous stock option plans, the ImmunoGen, Inc. 2016 and 2006 Employee, Director and Consultant Equity Incentive Plans, or the 2016 and 2006 Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to June 19, 2018. The Inducement Plan was approved the by Board of Directors in December 2019, and pursuant to subsequent amendments, provides for the issuance of non-qualified option grants for up to 1,500,000 shares of the Company’s common stock. Options awarded under the two plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

The stock-based awards are accounted for under ASC 718, “Compensation—Stock Compensation.” Pursuant to ASC 718, the estimated grant date fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. The fair value of each stock option is estimated on the date of grant using the Black- Scholes option-pricing model with the weighted average assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	December 31,
	2020	2019	2018
Dividend	None	None	None
Volatility	85.07%	76.67%	71.02%
Risk-free interest rate	1.21%	2.20%	2.73%
Expected life (years)	6.0	6.0	6.0

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the years ended December 31, 2020, 2019, and 2018, were $3.28, $2.81, and $6.70 per share, respectively.

A summary of option activity under the option plans for 2020 is presented below (in thousands, except weighted-average data):

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Stock	Exercise	Remaining	Intrinsic
	Options	Price	Life in Yrs.	Value
Outstanding at December 31, 2019	13,518	$7.53
Granted	7,421	4.60
Exercised	(336)	2.94
Forfeited/Canceled	(2,205)	10.28
Outstanding at December 31, 2020	18,398	6.10	7.66	$31,110
Outstanding at December 31, 2020—vested or unvested and expected to vest	17,830	$6.15	7.61	$29,990
Exercisable at December 31, 2020	6,983	$8.15	5.82	$9,222

In September 2018, the Company granted 295,200 performance-based stock options to certain employees that will vest in two equal installments upon the achievement of specified performance goals. At December 31, 2020, 128,700 of these options are still outstanding. In the year ended December 31, 2020, the Company issued 2.6 million additional performance stock options that will vest in four installments upon the achievement of specified performance goals. The Company determined it is not currently probable that any of these performance goals will be achieved and, therefore, no expense has been recorded to date. The fair value of the performance-based options that could be expensed in future periods is $9.4 million.

A summary of restricted stock and restricted stock unit activity under the option plans as for 2020 is presented below (in thousands, except weighted-average data):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2019	1,297	$2.97
Vested	(749)	2.60
Forfeited	(487)	3.62
Unvested at December 31, 2020	61	$2.47

In 2016, 2017, and 2019, the Company granted shares of performance-based restricted common stock to certain employees of the Company. All but 57,400 of these granted shares have since been forfeited. The restrictions on these shares will lapse in three equal installments upon the achievement of specified performance goals. The Company determined it is not currently probable that these performance goals will be achieved and, therefore, no expense has been recorded to date. The fair value of the performance-based shares that could be expensed in future periods is $0.1 million.

In June 2018, the Company's Board of Directors, with shareholder approval, adopted the Employee Stock Purchase Plan. Following the automatic share increase on January 1, 2021 under the ESPP’s “evergreen” provision, an aggregate of 2,000,000 shares of common stock have been reserved for issuance under the ESPP. Under the ESPP, eligible participants purchase shares of the Company's common stock at a price equal to 85% of the lesser of the closing price of the Company's common stock on the first business day and the final business day of the applicable plan purchase period. Plan purchase periods are six months and begin on January 1 and July 1 of each year, with purchase dates occurring on the final business day of the given purchase period. The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes option-pricing model. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period. During 2020 and 2019, approximately 122,000 and 356,000 shares, respectively, were issued to participating employees at fair values ranging from $1.20 to $2.14 per share.

Stock compensation expense related to stock options and restricted stock awards granted under the option plans and the ESPP was $14.0 million, $13.8 million, and $16.4 million during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the estimated fair value of unvested employee awards was $17.8 million. The weighted-average remaining vesting period for these awards is approximately 2.6 years. Also included in stock and deferred stock unit compensation expense in the consolidated statements of cash flows for the years ended December 31, 2020, 2019, and 2018 is $0.4 million, $0.3 million, and $0.4 million, respectively, of expense recorded for directors’ deferred share units, the details of which are discussed in Note H.

A summary of option activity for options vested during the years ended December 31, 2020, 2019, and 2018 is presented below (in thousands):

	Years Ended December 31,
	2020	2019	2018
Total fair value of options vested	$11,465	$13,747	$7,496
Total intrinsic value of options exercised	746	556	3,787
Cash received for exercise of stock options	1,471	2,873	4,301

Comprehensive Loss

The Company presents comprehensive loss in accordance with ASC 220, Comprehensive Income. Comprehensive loss is comprised of the Company’s net loss for all periods presented.

Segment Information

During all periods presented, the Company continued to operate in one reportable business segment under the management approach of ASC 280, Segment Reporting, which is the business of the discovery and development of ADCs for the treatment of cancer.

The percentages of revenues recognized from significant customers of the Company in the years ended December 31, 2020, 2019, and 2018 are included in the following table:

	Years Ended December 31,
Collaborative Partner:	2020	2019	2018
CytomX	-%	13%	8%
Roche	53%	64%	60%
Takeda	1%	-%	23%
Jazz	46%	18%	-%

There were no other customers of the Company with significant revenues in the periods presented.

Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 adds unit-of-account guidance to ASC 808 in order to align this guidance with ASC 606 and also precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. The Company adopted the standard on January 1, 2020, and it did not have a material effect on the Company’s consolidated financial statements.

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

Recently issued accounting pronouncements, not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

C.Agreements

Significant Collaborative Agreements

Roche

In 2000, the Company granted Genentech, now a unit of Roche, an exclusive development and commercialization license to use the Company’s maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. In 2013, the HER2-targeting ADC, Kadcyla, was approved for marketing in the U.S., Japan, and the European Union, or EU. Roche has also received marketing approval in various other countries around the world. Roche is responsible for the manufacturing, product development, and marketing of any products resulting from the agreement. The Company received a $2 million non-refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44 million in development and regulatory milestone payments, plus royalties on the commercial sales of Kadcyla or any other resulting products. Through December 31, 2020, the Company has received and recognized $39.0 million in milestone payments related to Kadcyla. On May 3, 2019, Roche notified the Company that the FDA approved Kadcyla for adjuvant (after surgery) treatment of people with HER2-positive early breast cancer who have residual invasive disease after neoadjuvant (before surgery) taxane and Herceptin® (trastuzumab)-based treatment, resulting in a $5 million regulatory milestone payment to the Company for a first extended indication, which is included in license and milestone fees for the year ended December 31, 2019. The next and final potential milestone the Company will be entitled to receive will be a $5 million regulatory milestone for marketing approval of Kadcyla for a second extended indication as defined in the agreement.

The Company receives royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $68.5 million, $47.4 million, and $32.2 million of non-cash royalties on net sales of Kadcyla were recorded and included in royalty revenue for the years ended December 31, 2020, 2019, and 2018. Kadcyla sales occurring after January 1, 2015 are covered by a royalty purchase agreement whereby the associated cash, except for a residual tail, would have been remitted to Immunity Royalty Holdings, L.P, (IRH). In January 2019, the Company announced the sale of its residual tail to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for $65.2 million, net of fees, as discussed further in Note F. Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, thereby obtaining the rights to 100% of the royalties received from that date on.

Roche, through its Genentech unit, also has licenses for the exclusive right to use the Company’s maytansinoid ADC technology with antibodies to four undisclosed targets, which were granted under the terms of a separate, now expired, 2000 right-to-test agreement with Genentech. For each of these licenses, the Company received a $1 million license fee and is entitled to receive up to a total of $38 million in milestone payments and also royalties on the sales of any resulting products. The total milestones are categorized as follows: development and regulatory milestones—$28 million; and sales milestones—$10 million. The Company has not received any milestone payments from these agreements through December 31, 2020. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses. The next potential milestone the Company will be entitled to receive under any of these agreements will be a development milestone for filing of an IND application which will result in a $1 million payment being due.

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

For the remaining development and commercialization license, the Company is entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development and regulatory milestones—$29 million; and sales milestones—$5 million. Amgen (or its sublicensee(s)) is responsible for the manufacturing, development, and marketing of any products resulting from this development and commercialization license. Through December 31, 2020, the Company has received and recognized an aggregate of $4 million in milestone payments for compounds covered under this agreement now or in the past. The next potential milestone the Company will be entitled to receive under the remaining license will be a development milestone for the first dosing of a patient in a U.S. Phase 2 clinical trial, which will result in a $3 million payment being due.

Bayer

In 2008, the Company granted Bayer an exclusive development and commercialization license to the Company’s maytansinoid ADC technology for use with antibodies or other proteins that target mesothelin. The Company received a $4 million upfront payment upon execution of the agreement. For each compound developed and marketed by Bayer under this collaboration the Company is entitled to receive a total of $170.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development and regulatory milestones—$60.5 million; and sales milestones—$110 million. Through December 31, 2020, the Company has received and recognized an aggregate of $13 million in milestone payments under this agreement. The next potential milestone the Company will be entitled to receive will be either a development milestone for commencement of a pivotal clinical trial for a second indication for anetumab ravtansine which will result in a $2 million payment being due or a regulatory milestone for filing of regulatory approval for its first indication for anetumab ravtansine which will result in a $6 million payment being due. Bayer is responsible for the research, development, manufacturing, and marketing of any products resulting from the license.

Novartis

The Company granted Novartis exclusive development and commercialization licenses to the Company’s maytansinoid and IGN ADC technology for use with antibodies to six specified targets under a now-expired right-to-test agreement established in 2010. The Company received a $45 million upfront payment in connection with the execution of the right-to-test agreement in 2010, $8.5 million in extension and amendment fees, and an exercise fee of $1 million for each of the six licenses taken. In May 2018, Novartis terminated one of its six licenses. As a result, the Company recorded the remaining unrecognized $1.0 million balance of the upfront payment that had been allocated to future performance obligations under this license as revenue, which is included in license and milestone fees for the year ended December 31, 2018.

For the remaining development and commercialization licenses, the Company is entitled to receive up to a total of $199.5 million in milestone payments, plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development and regulatory milestones—$99.5 million; and sales milestones—$100 million. In 2015 and 2016, Novartis initiated Phase 1 testing of three of its five product candidates, triggering a $5 million development milestone payment to the Company with each event. Novartis later discontinued clinical testing of these three products. In December 2019, a development milestone related to dosing a first patient in a Phase 1 clinical trial for a separate licensed product became probable of being attained. Accordingly, $4.7 million of the $5.0 million milestone that was allocated to the delivered license was recorded as revenue and is included in license and milestone fees for the year ended December 31, 2019, and $0.3 million that was allocated to future technological improvements was deferred and will be recognized as revenue ratably over the estimated term of the license. In September 2020, Novartis enrolled its first patient in the aforementioned Phase 1 clinical trial and remitted the $5.0 million milestone payment to the Company. The next potential payment the Company could receive would be either a $7.5 million development milestone for commencement of a Phase 2 clinical trial or a $5 million development milestone for commencement of a Phase 1 clinical trial. Novartis is responsible for the manufacturing, development, and marketing of any products resulting from this agreement.

CytomX

In 2016, the Company granted CytomX an exclusive development and commercialization license to the Company’s maytansinoid ADC technology for use with Probodies™ that target CD166 under a now expired reciprocal right-to-test agreement. The Company neither received nor made an upfront cash payment in connection with the execution of the right-to-test agreement or the license agreement. An amendment of the right-to-test agreement executed simultaneously with the license granted CytomX the right, for a specified period of time, to substitute the specified target with another as yet unspecified target. Accordingly, the revenue associated with this license was deferred until the expiration of that substitution right in January 2017, whereupon the Company recognized $12.7 million of the $13 million of arrangement consideration allocated to the development and commercialization license. With respect to the development and commercialization license granted to CytomX, the Company is entitled to receive up to a total of $160 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development and regulatory milestones—$60 million; and sales milestones—$100 million. In June 2017, CytomX enrolled its first patient in a Phase 1 clinical trial for its product candidate, CX-2009, triggering a $1 million development milestone payment. In December 2019, a development milestone related to dosing of a first patient in a Phase 2 clinical trial became probable of being attained, which resulted in $3.0 million of license and milestone fee revenue being recorded in 2019. In February 2020, CytomX notified the Company that it had enrolled its first patient in the aforementioned Phase 2 clinical trial. The next payment the Company could receive would be a $6.0 million development milestone payment with commencement of a Phase 3 clinical trial. CytomX is responsible for the manufacturing, development, and marketing of any products resulting from the development and commercialization license taken by CytomX under this collaboration.

Costs directly attributable to the CytomX collaborative agreement are comprised of compensation and benefits related to employees who provided research and development services on behalf of CytomX as well as costs of clinical materials sold. Indirect costs are not identified to individual collaborators. For the year ended December 31, 2018, the costs related to the research and development services and clinical materials sold amounted to $0.2 million and $3.5 million. There were no similar costs recorded subsequently.

In 2017, the Company took exclusive development and commercialization licenses to CytomX’s proprietary antibody-masking (Probody) technology for use with Probodies that target two specified targets under the same reciprocal right-to-test agreement. The Company terminated one of these licenses for convenience prior to the end of 2017 and terminated the second license in December 2019 in connection with the grant of the EpCAM license to CytomX discussed further below. No upfront cash payments were made by the Company with the execution of these license agreements.

The arrangement was accounted for based on the fair value of the items exchanged. The items to be delivered to CytomX under the arrangement are accounted for under the Company’s revenue recognition policy. The items that were received from CytomX were recorded as research and development expenses as incurred.

In December 2019, the Company granted CytomX an exclusive development and commercialization license to maytansinoid and IGN ADC technology for use with Probodies™ that target EpCAM. Pursuant to the license agreement, in January 2020, the Company received a $7.5 million upfront payment, of which $7.3 million was recorded as license and milestone fee revenue upon delivery of the license to CytomX in December 2019 and $0.2 million was deferred until delivery of certain materials as these performance obligations were determined to be distinct. The Company is also entitled to receive up to a total of $355 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development and regulatory milestones—$205 million; and sales milestones—$150 million. CytomX is responsible for the manufacturing, product development, and marketing of any products resulting from this license.

Fusion

In December 2016, the Company entered into an exclusive license agreement to a specified target with Fusion Pharmaceuticals Inc. The Company is entitled to receive up to a total of $50 million in milestone payments plus royalties on the commercial sales of any resulting products. The total milestones are categorized as follows: development and regulatory milestones—$15 million; and sales milestones—$35 million. During the year ended December 31, 2018, a development milestone related to dosing of a first patient in a Phase I clinical trial became probable of being attained, which resulted in a $0.5 million contract asset and the related license and milestone fee revenue being recorded in that year. It was subsequently paid in 2019. The next potential milestone payment the Company will be entitled to receive will be a $1.5 million development milestone payment with the initiation of a Phase II clinical trial. Fusion is responsible for the manufacturing, development, and marketing of any products resulting from the license.

Debiopharm

In May 2017, Debiopharm International SA (Debiopharm) acquired the Company’s IMGN529 program, a clinical-stage anti-CD37 ADC for the treatment of patients with B-cell malignancies, such as non-Hodgkin lymphomas (NHL). Under the terms of the Exclusive License and Asset Purchase agreement, the Company received a $25 million upfront payment for specified assets related to IMGN529, a paid-up license to the Company’s ADC technology and a $5 million milestone payment upon substantial completion of the transfer of ImmunoGen technologies related to the program (technology transfer). This technology transfer was completed in the fourth quarter of 2017, and $4.5 million was received for this milestone in December 2017, and the $0.5 million balance in January 2018 upon delivery of the final materials related to the transfer. Accordingly, the Company recorded $0.5 million and $29.5 million of license and milestone fee revenue in 2018 and 2017, respectively. In addition, ImmunoGen is eligible for a second success-based milestone payment of $25 million upon IMGN529 entering a Phase 3 clinical trial. The milestone payment will be significantly reduced if a Phase 3 trial using the Company’s technology but not the IMGN529 antibody commences prior to IMGN529 entering a Phase 3 trial. The Company does not believe this scenario is likely to occur.

Viridian

In October 2020, the Company entered into a license agreement with Viridian Therapeutics, Inc. pursuant to which the Company granted Viridian the exclusive right to develop and commercialize an insulin-like growth factor-1 receptor (IGF-1R) antibody for all non-oncology indications that do not use radiopharmaceuticals in exchange for an upfront payment, with the potential to receive up to a total of $143.0 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development and regulatory milestones—$48.0 million; and sales milestones—$95.0 million. Viridian is responsible for the manufacturing, development, and marketing of any products resulting from the license agreement.

Huadong

In October 2020, the Company entered into a collaboration and license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong), a subsidiary of Huadong Medicine Co., Ltd. The collaboration and license agreement grants Huadong an exclusive, royalty-bearing, and sublicensable right to develop and commercialize mirvetuximab (the Licensed Product) in the People’s Republic of China, Hong Kong, Macau, and Taiwan (collectively, Greater China). The Company retains exclusive rights to the Licensed Product outside of Greater China. Under the terms of the collaboration and license agreement, the Company received a non-refundable upfront payment of $40.0 million with the potential for approximately $265.0 million in milestone payments. The total milestones are categorized as follows: development and regulatory milestones—$80.0 million; and sales milestones—$185.0 million. In addition, the Company is entitled to receive tiered percentage royalties ranging from low double digits to high teens as a percentage of commercial sales of the Licensed Product, if approved, by Huadong in Greater China, subject to adjustment in specified circumstances.

The Company evaluated the agreement and determined it was within the scope of ASC 606. The Company determined the promised goods and services included the license to intellectual property and know-how and the clinical supply of the Licensed Product to Huadong for a specified period. The Company concluded that the license to intellectual property and know-how is not distinct from the clinical supply of the Licensed Product because the clinical supply is essential to the use of the license and an alternative source of clinical supply is not readily available in the marketplace. Accordingly, these two promised goods and services are considered a single combined performance obligation. The Company determined there were no options in the agreement that represented material rights.

The transaction price was determined to consist of the upfront payment of $40.0 million and estimated payments to be received for clinical supply of the Licensed Product. Future development and regulatory milestones have been fully constrained. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Huadong. The Company re-evaluates the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that revenue related to the agreement would be recognized as the clinical supply of the Licensed Product is delivered to Huadong, estimated to be completed over approximately two years. The Company has estimated the total clinical supply to be delivered during this time and will reassess the percentage of clinical supply that has been delivered on an ongoing basis. If a change in estimate is determined to be necessary, the Company will adjust revenue using a cumulative catch-up method. No revenue related to this agreement has been recognized in the year ended December 31, 2020.

Terminated Agreements

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

In October 2019, Jazz exercised certain opt-out rights under the Option Agreement following the termination of the Company’s IMGN779 development program. In addition, in November 2019, the Company executed a First Amendment (the “First Amendment”) to the Option Agreement. The First Amendment included an exercise of Jazz’s opt-out rights related to the termination of the Company’s early research programs covered by the Option Agreement in connection with the Company’s previously announced restructuring. Under the terms of the Option Agreement, the exercise of both of these opt-out rights resulted in a pro-rata reduction in Jazz’s obligation to provide development funding, with support being limited to the Company’s IMGN632 development program.

In December 2020, the Company received notice that, based on the outcome of an internal portfolio review, Jazz exercised its opt out rights with respect to IMGN632, thereby relinquishing the development and commercialization option. As a result of Jazz’s opting out, the Company retains all rights to IMGN632 and is continuing global development of IMGN632 without further involvement by Jazz, except that Jazz will continue to provide a predetermined amount of research funding for the IMGN632 program over the next twelve months. Due to the timing of the Jazz opt out, the Company will not owe royalty payments to Jazz on commercial sales of IMGN632 if it is approved.

Due to the involvement the Company and Jazz both had in the development and commercialization of the products, as well as both parties being part of the cost share agreement and exposed to significant risks and rewards dependent on the commercial success of the products, the arrangement was determined to be a collaborative arrangement within the scope of ASC 808. Accordingly, the Company carved out the research and development activities and the related cost sharing arrangement with Jazz. Payments for such activities are recorded as research and development expense and reimbursements received from Jazz are recognized as an offset to research and development expense in the accompanying statement of operations during the development period. Included in research and development expense for the years ended December 31, 2020, 2019 and 2018, are $6.7 million, $12.5 million, and $10.0 million of credits related to reimbursements from Jazz, respectively.

The non-refundable, upfront arrangement consideration of $75 million was allocated to the three license options. The amount allocated to the rights to future technological improvements under the relative selling price method was deemed immaterial and, therefore, not segregated from the license options. In conjunction with the opt-out of IMGN779, the Company recognized $14.5 million of the deferred revenue in the year ended December 31, 2019. In connection with the execution of the First Amendment, the amount of the transaction price originally allocated to the early research product Options was reallocated to the to the IMGN632 Option, which represented the only remaining material right. The remaining $60.5 million of previously deferred license revenue was recognized upon the opt-out of the right to execute the last license by Jazz in December 2020.

Takeda

In March 2015, the Company entered into a three-year right-to-test agreement with Takeda Pharmaceutical Company Limited (Takeda) through its wholly-owned subsidiary, Millennium Pharmaceuticals, Inc., pursuant to which the Company received a $20 million upfront payment. A first license was granted to Takeda in 2015, whereupon the Company recognized $8.6 million of the arrangement consideration allocated to the development and commercialization licenses. In 2018, the right-to-test agreement expired without Takeda exercising its option to a second license. Accordingly, the remaining $10.9 million of revenue that had been deferred for such performance obligations was recognized as revenue and is included in license and milestone fees for the year ended December 31, 2018. In May 2018, Takeda enrolled its first patient in a Phase 1 clinical trial, triggering a $5.0 million milestone payment to the Company. Due to the likelihood of this milestone being attained, this milestone was recognized as a contract asset as part of the cumulative adjustment to transition to ASC 606. It had been previously allocated to the delivered license and the right to technological improvements. In 2020, Takeda terminated its exclusive development and commercialization license. As a result, the Company recorded the remaining $0.9 million balance of the upfront payment that had been allocated to future performance obligations under the license as revenue, which is included in license and milestone fees for the year ended December 31, 2020.

Biotest

In 2006, the Company granted Biotest an exclusive development and commercialization license to the Company’s maytansinoid ADC technology for use with antibodies that target CD138, pursuant to which the Company received a $1 million upfront payment. In 2020, Biotest terminated the license.

Lilly

Under a now-expired right-to-test agreement established in 2011, the Company granted Eli Lilly and Company (Lilly) three exclusive development and commercialization licenses, for which the Company received a $20 million upfront payment in connection with the execution of the right-to-test agreement and exercise fees totaling $4 million for the three licenses taken. In October 2018, Lilly terminated its three development and commercialization licenses. As a result, the Company recorded the remaining unrecognized $0.7 million balance of the upfront payment that had been allocated to future performance obligations under this license as revenue, which is included in license and milestone fees for the year ended December 31, 2018.

D.Property and Equipment

Property and equipment consisted of the following at December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Leasehold improvements	$21,890	$20,776
Machinery and equipment	2,861	9,384
Computer hardware and software	5,636	5,692
Furniture and fixtures	3,039	3,607
Assets under construction	97	—
	$33,523	$39,459
Less accumulated depreciation	(27,763)	(32,466)
Property and equipment, net	$5,760	$6,993

Included in the table above are amounts capitalized for equipment under capital leases at December 31, 2020 and 2019 totaling $2.1 million, net of accumulated amortization of $1.3 million and $1.0 million, respectively. Depreciation expense was $2.1 million, $4.0 million , and $7.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. As a result of the restructuring at the end of the second quarter of 2019, the Company recorded an impairment charge of $2.5 million to write down excess equipment to fair value. During the fourth quarter of 2019, the Company executed an agreement to liquidate the equipment and transferred title to assets with a cost basis of $14.2 million and accumulated depreciation of $12.9 million, for which the Company received a $2 million payment. During the year ended December 31, 2020, the Company liquidated the remaining equipment with a cost basis of $6.7 million for an additional $1.2 million payment to the Company.

E.Convertible 4.5% Senior Notes

In 2016, the Company issued convertible notes with an aggregate principal amount of $100 million, of which $2.1 million remains outstanding as of December 31, 2020. The convertible notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The convertible notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $0.1 million of interest expense in each of the years ended December 31, 2020, 2019 and 2018, respectively. The convertible notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equal to the conversion rate, which will initially be 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances but will not be adjusted for any accrued and unpaid interest. The Company analyzed the terms of the convertible notes and determined that under current accounting guidance the notes would be entirely accounted for as debt and none of the terms of the notes require separate accounting.

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

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million (amount is net of $1.5 million in broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as deferred revenue and will be amortized as the royalty revenue related to the residual rights is earned using the units of revenue approach. Through December 31, 2020, no revenue related to the residuals rights was recognized. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company will continue to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the year ended December 31, 2020 and the period from inception (in thousands):

		Period from
	Year Ended	inception to
	December 31, 2020	December 31, 2020
Liability related to sale of future royalties, net — beginning balance	$123,541	$—
Proceeds from sale of future royalties, net	—	194,135
Kadcyla royalty payments received and paid	(61,195)	(206,367)
Non-cash interest expense recognized	23,093	97,671
Liability related to sale of future royalties, net — ending balance	$85,439	$85,439

As royalties are remitted to IRH and subsequently OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense results in an imputed annual interest rate of 10.5% and a current imputed interest rate of 22.2% as of December 31, 2020. The Company periodically assesses the estimated royalty payments to IRH/OMERS and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to IRH/OMERS are made in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

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

G.Income Taxes

The difference between the Company’s expected tax benefit, as computed by applying the applicable U.S. federal corporate tax rate to loss before the benefit for income taxes, and actual tax is reconciled in the following chart (in thousands):

	Years Ended December 31,
	2020	2019	2018
Loss before income tax expense	$(44,372)	$(104,133)	$(168,843)
Expected tax benefit at 21%	$(9,318)	$(21,868)	$(35,457)
Permanent differences	157	320	(103)
Incentive stock options	201	569	1,144
State tax benefit net of federal benefit	(2,250)	(6,726)	(10,622)
Change in valuation allowance, net	15,175	27,812	53,706
Federal research credit	(228)	(1,652)	(2,466)
Federal orphan drug credit	(6,218)	(4,426)	(6,934)
Expired loss and credit carryforwards	419	500	—
Lease incentive	—	—	109
Stock option expirations	2,062	5,471	623
Benefit for income taxes	$—	$—	$—

At December 31, 2020, the Company has net operating loss, or NOL, carryforwards of $471.6 million available to reduce federal taxable income, if any, that begin to expire in 2028 through 2037 and $373.7 million of the federal NOL carryforwards can be carried forward indefinitely. The Company has $677.1 million of NOL carryforwards available to reduce state taxable income, if any, that expire in 2033 through 2040. The Company also has federal and state credit carryforwards of $70.4 million and $13.0 million, respectively, available to offset federal and state income taxes, which expire beginning in 2022. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$220,286	$191,744
Research and development tax credit carryforwards	80,694	75,084
Property and other intangible assets	871	809
Deferred revenue	30,082	36,008
Stock-based compensation	9,940	9,630
Operating lease liability	6,033	6,767
Other liabilities	1,514	2,255
Royalty sale	17,455	30,030
Total deferred tax assets	$366,875	$352,327

Deferred tax liabilities:
Stock-based compensation	(58)	(110)
Operating lease right of use asset	(3,844)	(4,258)
Royalty sale transaction costs	(247)	(408)
Total deferred tax liabilities	$(4,149)	$(4,776)
Valuation allowance	(362,726)	(347,551)
Net deferred tax assets/(liabilities)	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has determined that it is not more-likely-than-not that the tax benefits related to the federal and state deferred tax assets will be realized for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at December 31, 2020 and 2019. The valuation allowance increased by $15.2 million during the year ended December 31, 2020 due primarily to additional net loss incurred during the year.

Utilization of the NOL and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, it has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. During fiscal year 2015, the Company completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since its formation and determined no ownership change occurred under Section 382. This study was updated through December 31, 2020 resulting in the same conclusion. Additionally, the Company has not completed a detailed Research and Development Credit Study (including the Orphan Drug Credit); accordingly, a portion of the tax credit carryforward may not be available to offset future income.

The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740-10. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If the Company does not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2020 and 2019, no uncertain tax positions have been recorded. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is open for tax years ending after December 31, 2017, although carryforward attributes that were generated prior to 2017 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

H.Capital Stock

Common Stock Reserved

At December 31, 2020, the Company has reserved 25.0 million shares of authorized common stock for the future issuance of shares under the 2018, ESPP and Inducement Plans. See “Stock-Based Compensation” in Note B for a description of the 2018, ESPP, and Inducement Plans.

Stock Options

As of December 31, 2020, the 2018 Plan and the Inducement Plan were the only employee share-based compensation plans of the Company under which grants can be made. During the year ended December 31, 2020, holders of options issued under the option plans exercised their rights to acquire an aggregate of 336,000 shares of common stock at prices ranging from $2.31 to $5.25 per share. The total proceeds to the Company from these option exercises were $1.0 million.

The Company granted options with an exercise price equal to the fair market value of the common stock on the date of such grant. The following options and their respective weighted-average exercise prices per share were exercisable at December 31, 2020, 2019, and 2018:

		Weighted‑
	Exercisable	Average
	(in thousands)	Exercise Price
December 31, 2020	6,983	$8.15
December 31, 2019	5,801	$10.16
December 31, 2018	8,405	$11.47

2004 Non-Employee Director Compensation and Deferred Share Unit Plan

Under the 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, or the 2004 Director Plan, as amended, between 2004 and 2009 non-employee directors were paid their annual retainers in the form of deferred stock units, based on the fair market value of the Company’s common stock on the last date of the Company’s fiscal year prior to the year for which services were rendered, and in cash, with the option, at their discretion, to have all or a portion of the cash portion paid in additional deferred stock units. All deferred stock units awarded under the 2004 Director Plan have vested and are redeemed on the date a director ceases to be a member of the Board, at which time such director’s deferred stock units will be settled in shares of common stock of the Company issued under the 2006 Plan at a rate of one share for each vested unit.

Compensation Policy for Non-Employee Directors

In September 2009, the Board adopted a new Compensation Policy for Non-Employee Directors, which superseded the 2004 Plan and made certain changes to the compensation of its non-employee directors. The Compensation Policy for Non-Employee Directors, as amended as of June 2020, consists of three elements: cash compensation; deferred stock units; and stock options.

Cash Compensation

Each non-employee director receives annual meeting fees which are paid in quarterly installments in, at each director’s election, either cash or deferred stock units.

Deferred Stock Units

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors receive deferred stock units upon initial election to the Board and annually thereafter. Vested deferred stock units are redeemed on the date a director ceases to be a member of the Board, at which time such director’s deferred stock units will generally be settled in shares of the Company’s common stock issued under our 2018 Plan (or its predecessor plans, depending on the grant date of the deferred stock units) at a rate of one share for each vested deferred stock unit then held. Any deferred stock units that remain unvested at that time will be forfeited. Pursuant to the Compensation Policy for Non-Employee Directors, in 2018, the Company issued retiring directors 172,509 shares of common stock of the Company to settle outstanding deferred share units.

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, the Company recorded:

●	$0.3 million in compensation expense during the year ended December 31, 2020 related to the grant of 127,000 deferred share units and 15,000 deferred share units previously granted;
●	$0.3 million in compensation expense during the year ended December 31, 2019 related to the grant of 63,000 deferred share units and 18,000 deferred share units previously granted; and
●	$0.4 million in compensation expense during the year ended December 31, 2018 related to the grant of 46,000 deferred share units and 10,500 deferred share units previously granted.

Stock Options

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors also receive stock option awards upon initial election to the Board and annually thereafter. The directors received a total of 300,000, 108,000, and 128,000 options in the years ended December 31, 2020, 2019, and 2018, and the related stock compensation expense is included in the amounts discussed in the “Stock-Based Compensation” section of footnote B above.

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

As a result of the workforce reduction, during the three months ended June 30, 2019, the Company recorded a $16.0 million charge for severance related to a pre-existing plan in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits, as such amounts were probable and reasonably estimable. The estimate was reduced during the year to $15.3 million due to minor adjustments to the plan. The related cash payments were substantially paid out by June 30, 2020. In addition, a charge of $4.0 million was incurred for incremental retention benefits over the same time period, of which $1.6 million and $2.4 million was recorded during the years ended December 31, 2020 and 2019, respectively.

A summary of activity against the corporate restructuring charge related to the employee terminations in 2019 is as follows:

Employee
Termination
Benefits Costs
Balance at December 31, 2019	$4,087
Additional charges/adjustments during the period	(116)
Payments during the period	(3,187)
Balance at December 31, 2020	$784

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

In addition, the Company also decided to liquidate excess laboratory equipment and expected the proceeds to be less than the carrying value. As a result, in 2019, the Company recorded an impairment charge of $2.5 million to write down the equipment to fair value based on current market re-sale estimates obtained.

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

In connection with the implementation of the new operating model, the Company recorded a one-time charge of $1.2 million for severance related to a pre-existing plan in the first quarter of 2018 in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits, as such amounts were probable and reasonably estimable. Additional expense was recorded for incremental retention benefits over the remaining service period of the related employees, as well as marginal adjustments to severance resulting from voluntary terminations, which totaled $2.3 million for the remainder of 2018. Cash payments related to retention benefits were paid in the fourth quarter of 2018 and those related to severance were paid out by the end of the third quarter of 2019. Additionally, certain options held by the employees to be separated were modified to extend the exercise period, resulting in a stock compensation charge of $0.2 million in the first quarter of 2018.

Charge Related to Unoccupied Office Space

The Company has sought to sub-lease 10,281 square feet of unoccupied office space at 930 Winter Street in Waltham, Massachusetts that was leased in 2016. During 2019, the Company recorded a $0.6 million impairment charge related to this lease, which represented the remaining balance of the right to use asset as the likelihood of finding a sub-lessor had diminished significantly as the lease approaches termination.

J.Leases

Leases

The Company currently has two real estate leases. The first is an agreement with CRP/King 830 Winter L.L.C. for the rental of approximately 120,000 square feet of laboratory and office space at 830 Winter Street, Waltham, Massachusetts through March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years and is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. During 2020, the Company executed four subleases for approximately 65,000 square feet through the remaining initial term of the lease. The balance of the space will be used by the Company. The second real estate lease is an agreement with PDM 930 Unit, LLC for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, Massachusetts through August 31, 2021. The Company is required to pay certain operating expenses for the leased premises based on its pro-rata share of such expenses for the entire rentable space of the building. The Company ended its lease and vacated its manufacturing and office space at 333 Providence Highway, Norwood, Massachusetts in February 2019 pursuant to the restructuring plan described previously.

In addition to the two real estate leases noted above, the Company currently has a lease agreement through November 2023 for the rental of copier equipment.

During the first quarter of 2019, the Company adopted ASC 842 by recognizing and measuring leases existing at, or entered into after, January 1, 2019. In accordance with the transition method provided by ASC 2018-11, the Company adopted and initially applied the new leasing rules on January 1, 2019, rather than at the earliest comparative period presented in the financial statements. Therefore, prior periods presented are in accordance with the previous lease guidance (ASC 840). As permitted by the new lease standard, the Company elected to apply the following practical expedients to the entire lease portfolio: (i) not to reassess whether any expired or existing contracts are or contain leases or the classification of any expired or existing leases; (ii) not to apply the recognition requirements to short-term leases; and (iii) not to separate fixed nonlease components from associated lease components for the underlying assets.

Upon adoption, a ROU asset of $17.6 million and a lease liability of $27.3 million were recorded and are identified separately in the Company’s consolidated balance sheets for the existing operating leases. There was no impact to the consolidated statements of operations. Upon adoption, the amount of the ROU assets recorded was offset by the applicable unamortized lease incentive and straight-line lease liability balances of $9.7 million and, therefore, there was no impact to accumulated deficit. There were no initial direct costs related to the leases to consider. The Company’s operating lease liabilities related to its real estate lease agreements were calculated using a collateralized incremental borrowing rate. The weighted average discount rate for the operating lease liability is approximately 11%. A 100-basis point change in the incremental borrowing rate would result in less than a $1 million impact to the ROU assets and liabilities recorded. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term, which for the years ended December 31, 2020, 2019, and 2018 was $4.0 million, $4.3 million, and $5.8 million, respectively, and is included in operating expenses in the consolidated income statements. During 2019, the Company recorded $0.6 million of impairment charges related to its 930 Winter Street lease, which represents the remaining balance of the right to use asset as the likelihood of finding a sub-lessor has diminished significantly as the lease approaches termination. Cash paid against operating lease liabilities during the years ended December 31, 2020 and 2019 was $5.5 million and $5.3 million, respectively. As of December 31, 2020, the Company’s ROU assets and lease liabilities for operating leases totaled $14.1 million and $21.8 million, respectively, and the weighted average remaining term of the operating leases is approximately five years.

The maturities of operating lease liabilities discussed above are as follows (in thousands):

2021	$5,323
2022	5,389
2023	5,510
2024	5,470
2025	5,490
Thereafter	1,376
Total lease payments	28,558
Less imputed interest	(6,761)
Total lease liabilities	$21,797

In addition to the amounts in the table above, the Company is also responsible for variable operating costs and real estate taxes approximating $3.1 million per year through March 2026.

Sublease Income

In 2020, the Company executed four agreements to sublease a total of approximately 65,000 square feet of the Company’s leased space at 830 Winter Street, Waltham, Massachusetts through March 2026. During the year ended December 31, 2020, the Company recorded $2.8 million of sublease income, inclusive of the sublessees’ proportionate share of operating expenses and real estate taxes for the period.

Two of the four sublease agreements include an early termination option after certain periods of time for an agreed-upon fee. Assuming no early termination option is exercised, the Company will receive $15.9 million in minimum rental payments over the remaining term of the subleases, which is not included in the operating lease liability table above. The sublessees are also responsible for their proportionate share of variable operating expenses and real estate taxes.

K.Commitments and Contingencies

Manufacturing Commitments

As of December 31, 2020, the Company has noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for supply of the Company’s product candidates totaling $6.5 million, which will be paid in 2021. Additionally, pursuant to commercial agreements for future production of antibody, our noncancelable commitments total approximately $36.0 million at December 31, 2020.

Litigation

The Company is not party to any material litigation.

L.Employee Benefit Plans

The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 100% of their gross salary and the Company’s matching contribution is 50% of the first 6% of the eligible employees’ contributions. In the years ended December 31, 2020, 2019 and 2018, the Company’s contributions to the 401(k) Plan totaled $0.4 million, $0.8 million, and $1.0 million, respectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in 2013.

Based on this assessment, management has concluded that, as of December 31, 2020 our internal control over financial reporting is effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2020. This report appears immediately below.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ImmunoGen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ImmunoGen, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, ImmunoGen, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

March 1, 2021

(c)	Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than April 30, 2021 (120 days after the end of the year covered by this report), except that information required by Item 10 concerning our executive officers appears in Part I, Item 3.1 of this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report:
(1)See the financial statements of ImmunoGen, Inc. at Item 8 of this report. Financial Statement Schedules.
(2)Financial Statement Schedules:

Schedules not included herein are omitted because they are not applicable, or the required information appears in the accompanying Consolidated Financial Statements or Notes thereto.

(3)	Exhibit Index

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Organization, as amended		10-Q	August 5, 2020	3.1
3.1(a)	Articles of Amendment		10-Q	January 30, 2013	3.1
3.1(b)	Articles of Amendment		10-Q	August 4, 2017	3.1
3.1(c)	Articles of Amendment		10-Q	August 5, 2020	3.1(c)
3.2	Amended and Restated By-Laws		8-K	June 20, 2016	3.1
4.1	Article 4 of Restated Articles of Organization, as amended (see Exhibit 3.1)
4.1(a)	Indenture, dated as of June 20, 2016, by and between the Registrant and Wilmington Trust, National Association, as Trustee		8-K	June 20, 2016	4.1
4.2	Form of Common Stock certificate		S-1	November 15, 1989 (File No. 33-31219)	4.2
4.2(a)	Form of Note representing the Registrant’s 4.50% Convertible Senior Notes due 2021 (included as Exhibit A to the Indenture filed as Exhibit 4.1(a))
4.3	Description of Securities	X
10.1	Lease Agreement, dated as of July 27, 2007, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	November 7, 2007	10.2
10.1(a)	First Amendment to Lease Agreement dated as of December 9, 2013, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	February 5, 2014	10.1
10.1(b)	Second Amendment to Lease Agreement dated as of April 28, 2014, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	May 2, 2014	10.1
10.1(c)	Third Amendment to Lease Agreement dated as of December 14, 2015 by and between CRP/King 830 Winter, L.L.C., landlord, and the Registrant		10-Q	February 4, 2016	10.1
10.1(d)	Fourth Amendment to Lease Agreement dated as of April 6, 2018 by and between CRP/King 830 Winter, L.L.C., landlord, and the Registrant		10-Q	May 9, 2018	10.2
10.2*	Development and License Agreement dated as of October 20, 2008 by and between the Registrant and Bayer HealthCare AG		10-Q	May 9, 2018	10.3
10.3*	Multi-Target Agreement dated as of October 8, 2010 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10-Q/A	August 19, 2015	10.2
10.3(a)*	First Amendment, effective as of March 29, 2013, to Multi-Target Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10-Q	May 6, 2013	10.1
10.4*	Clinical Supply Agreement effective as of December 12, 2010 by and between the Registrant and Società Italiana Corticosteroidi S.r.l. (Sicor)		10-Q	February 8, 2011	10.1
10.5*	Exclusive License and Asset Purchase Agreement dated as of May 23, 2017 by and between the Registrant and Debiopharm International, S.A.		10-Q	August 4, 2017	10.1
10.6**	Collaboration and License Agreement effective as of October 19, 2020 by and between the registrant and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., a subsidiary of Huadong Medicine Co., Ltd.	X
10.7*	Royalty Purchase Agreement dated as of January 8, 2019 among the Registrant, Hurricane, LLC, Immunity Royalty Holdings, L.P., and OMERS IP Healthcare Holdings Limited		10-K	March 1, 2019	10.13

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.8†	2006 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through November 11, 2014		8-K	November 13, 2014	10.1
10.8(a)†	Form of Incentive Stock Option Agreement for Executives		S-8	November 15, 2006	99.4
10.8(b)†	Form of Non-Qualified Stock Option Agreement for Executives		S-8	November 15, 2006	99.5
10.8(c)†	Form of Non-Qualified Stock Option Agreement for Directors		S-8	November 15, 2006	99.6
10.8(d)†	Form of Director Deferred Stock Unit Agreement		10-Q	October 29, 2010	10.1
10.8(e)†	Form of Incentive Stock Option Agreement for all employees (including executives)		10-K	August 29, 2012	10.14(g)
10.8(f)†	Form of Non-Qualified Stock Option Agreement for all employees (including executives)		10-K	August 29, 2012	10.14(h)
10.8(g)†	Form of Non-Qualified Stock Option Agreement for Directors		10-K	August 29, 2012	10.14(i)
10.8(h)†	Form of Restricted Stock Agreement for all employees (including executives)		S-8	November 21, 2012	99.1
10.8(i)†	Form of Incentive Stock Option for all employees (including executives)		8-K	April 26, 2016	10.1
10.8(j)†	Form of Non-Qualified Stock Option Agreement for all employees (including executives)		8-K	April 26, 2016	10.2
10.9†	2016 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through June 13, 2017		8-K	June 16, 2017	10.1
10.9(a)†	Form of Incentive Stock Option Agreement		8-K	December 13, 2016	10.2
10.9(b)†	Form of Non-Qualified Stock Option Agreement for employees		8-K	December 13, 2016	10.3
10.9(c)†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors		8-K	December 13, 2016	10.4
10.9(d)†	Form of Deferred Stock Unit Agreement for Non-Employee Directors		8-K	December 13, 2016	10.5
10.9(e)†	Form of Restricted Stock Agreement for employees		10-Q	August 4, 2017	10.3
10.9(f)†	Form of Performance-Based Restricted Stock Agreement dated February 21, 2017 and June 14, 2017		10-Q	August 4, 2017	10.4
10.10†	2018 Employee, Director and Consultant Equity Incentive Plan		8-K	June 22, 2018	10.1
10.10(a)†	Form of Incentive Stock Option Agreement		8-K	June 22, 2018	10.2
10.10(b)†	Form of Non-Qualified Stock Option Agreement for employees		8-K	June 22, 2018	10.3
10.10(c)†	Form of Restricted Stock Unit Agreement		8-K	June 22, 2018	10.4
10.10(d)†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors		8-K	June 22, 2018	10.5
10.10(e)†	Form of Deferred Stock Unit Agreement for Non-Employee Directors		8-K	June 22, 2018	10.6
10.10(f)†	Form of Performance-Based Stock Option Agreement dated February 7, 2020		10-K	March 11, 2020	10.11(f)
10.11†	Employee Stock Purchase Plan, as amended through September 27, 2019		10-Q	November 5, 2019	10.1
10.12†	2004 Non-Employee Director Compensation and Deferred Stock Unit Plan, as amended on September 16, 2009		10-Q	November 4, 2009	10.1
10.13†	Form of Proprietary Information, Inventions and Competition Agreement between the Registrant and each of its executive officers		10-Q	February 8, 2007	10.15
10.14†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Anna Berkenblit		10-Q	May 5, 2017	10.3

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.15†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Mark J. Enyedy		10-Q	May 5, 2017	10.4
10.16†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Thomas Ryll		10-Q	May 5, 2017	10.7
10.17†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Theresa G. Wingrove		10-Q	May 5, 2015	10.9
10.18†	Change in Control Severance Agreement dated as of July 20, 2020 between the Registrant and Susan Altschuller, Ph.D.		10-Q	August 5, 2020	10.4
10.19†	Change in Control Severance Agreement dated as of June 1, 2020 between the Registrant and Stacy Coen	X
10.20†	Compensation Policy for Non-Employee Directors, as amended through June 17, 2020		8-K	June 18, 2020	10.1
10.21†	Severance Pay Plan for Vice Presidents and Higher, as amended through June 20, 2019		10-Q	August 7, 2019	10.1
10.22†	Summary of ImmunoGen Incentive Bonus Plan		8-K	February 20, 2018	10.1
10.23†	Inducement Equity Incentive Plan, as amended		8-K	July 2, 2020	10.1
10.23(a)†	Form of Non-Qualified Stock Option Agreement		8-K	December 20, 2019	10.2
10.23(b)†	Form of Restricted Stock Unit Agreement		8-K	December 20, 2019	10.3
10.23(c)†	Form of Performance-Based Stock Option Agreement (February 2020) under the Inducement Equity Incentive Plan		10-Q	August 5, 2020	10.2
10.24	Open Market Sale AgreementSM, dated December 18, 2020, by and between the Registrant and Jeffries LLC		8-K	December 18, 2020	10.1
21	Subsidiaries of the Registrant	X
23	Consent of Ernst & Young LLP	X
31.1	Certifications of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certifications of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

Financial statements from the annual report on Form 10-K of ImmunoGen, Inc. for the year ended December 31, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s (Deficit) Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

Dated: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Enyedy Mark J. Enyedy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021

/s/ Susan Altschuller Ph.D. Susan Altschuller Ph.D.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2021

/s/ Renee Lentini Renee Lentini	Vice President – Finance (Principal Accounting Officer)	March 1, 2021

/s/ Stephen C. McCluski Stephen C. McCluski	Chairman of the Board of Directors	March 1, 2021

/s/ Stuart A. Arbuckle Stuart A. Arbuckle	Director	March 1, 2021

/s/ Mark Goldberg, M.D. Mark Goldberg, M.D.	Director	March 1, 2021

/s/ Dean J. Mitchell Dean J. Mitchell	Director	March 1, 2021

/s/ Kristine Peterson Kristine Peterson	Director	March 1, 2021

/s/ Richard J. Wallace Richard J. Wallace	Director	March 1, 2021