Form 10-Q
period 2021-03-31
ImmunoGen, Inc.
filed 2021-05-10
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Shares of common stock, par value $.01 per share: 199,942,152 shares outstanding as of April 30, 2021.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

Item		Page Number
	Part I
	Financial Information
1.	Financial Statements (Unaudited)	2

1a.	Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	2

1b.	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020	3

1c.	Consolidated Statements of Shareholders’ Equity (Deficit) for the three months ended March 31, 2021 and the three months ended March 31, June 30, September 30, and December 31, 2020	4

1d.	Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020	5

1e.	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3.	Quantitative and Qualitative Disclosures about Market Risk	21

4.	Controls and Procedures	21

	Part II
	Other Information
1A.	Risk Factors	22

6.	Exhibits	22

	Signatures	23

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

These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties, and other factors are described in detail in the “Risk Factors” section and in other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on March 1, 2021, as updated and/or supplemented in subsequent filings with the SEC. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$283,120	$293,856
Accounts receivable	93	35
Unbilled receivable	5,405	11
Non-cash royalty receivable	15,533	22,451
Prepaid and other current assets	15,421	7,901
Total current assets	319,572	324,254
Property and equipment, net of accumulated depreciation	5,417	5,760
Operating lease right-of-use assets	13,648	14,072
Other assets	7,325	10,986
Total assets	$345,962	$355,072
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$12,916	$9,538
Accrued compensation	2,882	4,620
Other accrued liabilities	32,820	29,320
Convertible 4.5% senior notes, net of deferred financing costs of $4 and $7, respectively	2,096	2,093
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $267 and $319, respectively	29,007	44,357
Current portion of operating lease liability	3,117	3,146
Current portion of deferred revenue	51,515	29,249
Total current liabilities	134,353	122,323
Deferred revenue, net of current portion	58,522	80,860
Operating lease liability, net of current portion	17,878	18,651
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $525 and $584, respectively	38,609	41,082
Other long-term liabilities	2,480	2,586
Total liabilities	251,842	265,502
Commitments and contingencies (Note I)
Shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding as of each of March 31, 2021 and December 31, 2020	—	—
Common stock, $.01 par value; authorized 300,000 shares; issued and outstanding 199,941 and 194,998 shares as of March 31, 2021 and December 31, 2020, respectively	1,999	1,950
Additional paid-in capital	1,458,012	1,419,460
Accumulated deficit	(1,365,891)	(1,331,840)
Total shareholders’ equity	94,120	89,570
Total liabilities and shareholders’ equity	$345,962	$355,072

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended
	March 31,
	2021	2020
Revenues:
License and milestone fees	$157	$283
Non-cash royalty revenue related to the sale of future royalties	15,545	12,997
Research and development support	4	7
Total revenues	15,706	13,287
Operating expenses:
Research and development	34,413	27,408
General and administrative	10,209	8,864
Restructuring charge	—	825
Total operating expenses	44,622	37,097
Loss from operations	(28,916)	(23,810)
Investment income, net	13	646
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(4,644)	(5,702)
Interest expense on convertible senior notes	(24)	(24)
Other expense, net	(480)	(198)
Net loss	$(34,051)	$(29,088)
Basic and diluted net loss per common share	$(0.17)	$(0.17)
Basic and diluted weighted average common shares outstanding	198,835	166,947
Total comprehensive loss	$(34,051)	$(29,088)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	150,136	$1,501	$1,209,846	$(1,287,468)	$(76,121)
Net loss	—	—	—	(29,088)	(29,088)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	86	1	239	—	240
Issuance of common stock, net of issuance costs	24,524	245	97,499	—	97,744
Restricted stock units vested	2	—	—	—	—
Restricted stock award forfeitures	(487)	(4)	4	—	—
Stock option and restricted stock compensation expense	—	—	3,122	—	3,122
Balance at March 31, 2020	174,261	$1,743	$1,310,710	$(1,316,556)	$(4,103)
Net loss	—	—	—	(24,298)	(24,298)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	122	1	424	—	425
Adjustment of issuance costs	—	—	(1)	—	(1)
Restricted stock units vested	157	1	(1)	—	—
Stock option and restricted stock compensation expense	—	—	3,409	—	3,409
Directors’ deferred share unit compensation	—	—	45	—	45
Balance at June 30, 2020	174,540	$1,745	$1,314,586	$(1,340,854)	$(24,523)
Net loss	—	—	—	(22,374)	(22,374)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	45	1	127	—	128
Stock option and restricted stock compensation expense	—	—	3,729	—	3,729
Directors’ deferred share unit compensation	—	—	149	—	149
Balance at September 30, 2020	174,585	$1,746	$1,318,591	$(1,363,228)	$(42,891)
Net loss	—	—	—	31,388	31,388
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	205	2	676	—	678
Issuance of common stock, net of issuance costs	19,972	200	96,328	—	96,528
Restricted stock units vested	236	2	(2)	—	—
Stock option and restricted stock compensation expense	—	—	3,718	—	3,718
Directors’ deferred share unit compensation	—	—	149	—	149
Balance at December 31, 2020	194,998	$1,950	$1,419,460	$(1,331,840)	$89,570
Net loss	—	—	—	(34,051)	(34,051)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	397	4	1,282	—	1,286
Issuance of common stock, net of issuance costs	4,544	45	33,447	—	33,492
Restricted stock units vested	2	—	—	—	—
Stock option and restricted stock compensation expense	—	—	3,674	—	3,674
Directors’ deferred share unit compensation	—	—	149	—	149
Balance at March 31, 2021	199,941	1,999	1,458,012	(1,365,891)	94,120

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Three Months Ended
	March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(34,051)	$(29,088)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(15,545)	(12,997)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	4,644	5,702
Depreciation and amortization	551	529
Gain on sale/disposal of fixed assets and impairment charges	—	(709)
Stock and deferred share unit compensation	3,823	3,122
Change in operating assets and liabilities:
Accounts receivable	(58)	7,446
Unbilled receivable	(5,394)	(752)
Contract asset	—	2,641
Prepaid and other current assets	(7,520)	(2,228)
Operating lease right-of-use assets	424	353
Other assets	3,661	(3,047)
Accounts payable	3,802	(649)
Accrued compensation	(1,571)	(3,267)
Other accrued liabilities	3,487	5,253
Deferred revenue	(72)	78
Operating lease liability	(802)	(702)
Net cash used for operating activities	(44,621)	(28,315)
Cash flows from investing activities:
Purchases of property and equipment	(893)	(21)
Proceeds from sale of equipment	—	1,426
Net cash (used for) provided by investing activities	(893)	1,405
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,286	240
Proceeds from common stock issuance, net of $70 and $229 of transaction costs, respectively	33,492	97,744
Net cash provided by financing activities	34,778	97,984
Net change in cash and cash equivalents	(10,736)	71,074
Cash and cash equivalents, beginning of period	293,856	176,225
Cash and cash equivalents, end of period	$283,120	$247,299

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

A.	Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-drug conjugates (ADCs). The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $34.1 million during the three months ended March 31, 2021, and has an accumulated deficit of approximately $1.4 billion as of March 31, 2021. The Company has primarily funded these losses through payments received from its collaborations and equity, convertible debt, and other financings. To date, the Company has no product revenue and management expects to continue to incur operating expenses related to research and development and potential commercialization of its portfolio over the next several years.

As of March 31, 2021, the Company had $283.1 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources will enable it to meet its operational expenses and capital expenditures for more than twelve months after the date these financial statements were issued. The Company may raise additional funds through equity, debt, or other financings, or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. There can be no assurance that the Company will be able to obtain additional equity, debt, or other financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, and/or clinical projects.

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

B.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ImmunoGen Securities Corp., ImmunoGen Europe Limited, ImmunoGen BioPharma (Ireland) Limited, and Hurricane, LLC. All intercompany transactions and balances have been eliminated. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The December 31, 2020 consolidated balance sheet presented for comparative purposes was derived from the Company’s audited financial statements, and certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2021 are consistent with those discussed in Note B. to the consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K, except as described under Recently Adopted Accounting Pronouncements below.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2021, up through the date the Company issued these financial statements. The Company did not have any material recognized or unrecognized subsequent events during this period.

Revenue Recognition

Transaction Price Allocated to Future Performance Obligations

Deferred revenue under ASC 606, Revenue from Contracts with Customers, represents the portion of the transaction price received under various contracts for which work has not been performed (or has been partially performed) and includes unexercised contract options that are considered material rights. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $110.0 million. The Company expects to recognize revenue on approximately 47%, 39%, and 14% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively, however, it does not control when or if any collaborator will terminate existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract assets and contract liabilities during the three months ended March 31, 2021 and 2020 (in thousands):

	Balance at				Balance at
Three months ended March 31, 2021	December 31, 2020	Additions	Deductions	Impact of Netting	March 31, 2021
Contract asset	$—	$—	$—	$—	$—
Contract liabilities (deferred revenue)	$110,109	$—	$(72)	$—	$110,037

	Balance at				Balance at
Three months ended March 31, 2020	December 31, 2019	Additions	Deductions	Impact of Netting	March 31, 2020
Contract asset	$3,631	$—	$(3,000)	$359	$990
Contract liabilities (deferred revenue)	$127,432	$—	$(283)	$361	$127,510

The Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$72	$283

During the three months ended March 31, 2021, the Company recorded $0.1 million of amortization of deferred revenue related to numerous collaborators’ rights to technological improvements. During the three months ended March 31, 2020, the Company recorded $0.2 million as license and milestone fee revenue for delivery of certain materials to CytomX that had been previously deferred, and $0.1 million of amortization related to numerous collaborators’ rights to technological improvements. Additionally, a contract asset of $2.7 million, net of a $0.3 million related contract liability, was recorded for a probable milestone in 2019 pursuant to a license agreement with CytomX, which was subsequently achieved and paid during the three months ended March 31, 2020.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of March 31, 2021 and December 31, 2020. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of March 31, 2021 and December 31, 2020, the Company held $283.1 million and $293.9 million, respectively, in cash and money market funds, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $0.7 million of accrued capital expenditures as of December 31, 2020, which were subsequently paid during the three months ended March 31, 2021. The Company had no accrued capital expenditures as of March 31, 2021.

Fair Value of Financial Instruments

Fair value is defined under ASC 820, Fair Value Measurements and Disclosures, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a hierarchy to measure fair value, which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

As of March 31, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2021 (in thousands):

Fair Value Measurements at March 31, 2021 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$253,092	$253,092	$—	$—

As of December 31, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

Fair Value Measurements at December 31, 2020 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$194,525	$194,525	$—	$—

The fair value of the Company’s cash equivalents is based on quoted prices from active markets.

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature. The gross carrying amount and estimated fair value of the convertible 4.5% senior notes was $2.1 million and $5.4 million, respectively, as of March 31, 2021 compared to $2.1 million and $4.3 million, respectively, as of December 31, 2020. The fair value of the convertible notes is influenced by interest rates, the Company’s stock price and stock price volatility, and by prices observed in trading activity for the convertible notes. However, because there have been no trades involving the convertible notes since September 2019, the fair value as of March 31, 2021 and December 31, 2020 uses Level 3 inputs.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of common shares outstanding during the period. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the two-class method). Shares of the Company’s restricted stock participate in any dividends that may be declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted loss per share is computed after giving consideration to the dilutive effect of stock options, convertible notes, and restricted stock that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for the options and unvested restricted stock and the if-converted method for the convertible notes, are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock/units at end of period	21,320	19,021
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock	3,553	1,428
Shares issuable upon conversion of convertible notes at end of period	501	501
Common stock equivalents under if-converted method for convertible notes	501	501

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of March 31, 2021, the Company was authorized to grant future awards under three employee share-based compensation plans, which are the ImmunoGen, Inc. 2018 Employee, Director and Consultant Equity Incentive Plan (the 2018 Plan), the Employee Stock Purchase Plan (the ESPP), and the ImmunoGen Inducement Equity Incentive Plan (the Inducement Plan). At the annual meeting of shareholders on June 20, 2018, the 2018 Plan was approved and provides for the issuance of stock grants, the grant of options, and the grant of stock-based awards for up to 7,500,000 shares of the Company’s common stock, as well as up to 19,500,000 shares of common stock which represent awards granted under the previous stock-based plans, including each of the ImmunoGen, Inc. 2016 and 2006 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to June 19, 2018. The Inducement Plan was approved by the Board of Directors in December 2019, and pursuant to subsequent amendments, provides for the issuance of non-qualified option grants for up to 3,500,000 shares of the Company’s common stock as of March 31, 2021. Options awarded under the two plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant under each of these plans.

The stock-based awards are accounted for under ASC 718, Compensation—Stock Compensation. Pursuant to ASC 718, the estimated grant date fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior among its option recipients. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	Three Months Ended March 31,
	2021	2020
Dividend	None	None
Volatility	85.4%	84.20%
Risk-free interest rate	0.62%	1.45%
Expected life (years)	6.0	6.0

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2021 and 2020 were $5.47 and $3.23 per share, respectively.

A summary of option activity under the Company’s equity plans for the three months ended March 31, 2021 is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2020	18,398	$6.10
Granted	3,659	7.70
Exercised	(397)	3.24
Forfeited/Canceled	(399)	7.29
Outstanding at March 31, 2021	21,261	6.41

In September 2018, the Company granted 295,200 performance-based stock options to certain employees that will vest in two equal installments upon the achievement of specified performance goals. At March 31, 2021, 128,700 of these options were still outstanding. In 2020, the Company issued 2.6 million additional performance stock options that will vest in four installments upon the achievement of specified performance goals. The Company determined it is not currently probable that any of these performance goals will be achieved and, therefore, no expense has been recorded to date. The fair value of the performance-based options that could be expensed in future periods is $9.4 million.

A summary of restricted stock and restricted stock unit activity under the Company’s equity plans for the three months ended March 31, 2021 is presented below (in thousands, except weighted-average data):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2020	61	$2.47
Vested	(2)	2.53
Unvested at March 31, 2021	59	$2.47

In 2016, 2017, and 2019, the Company granted shares of performance-based restricted common stock to certain employees of the Company. All but 57,400 of these shares have since been forfeited. The restrictions on these shares will lapse in three equal installments upon the achievement of specified performance goals. The Company determined it is not currently probable that these performance goals will be achieved and, therefore, no expense has been recorded to date. The fair value of the performance-based shares that could be expensed in future periods is $0.1 million.

During the three months ended March 31, 2021, holders of options issued under the Company’s equity plans exercised their rights to acquire an aggregate of approximately 397,000 shares of common stock at prices ranging from $1.84 to $6.34 per share. The total proceeds to the Company from these option exercises were $1.3 million.

In June 2018, the Company's Board of Directors, with shareholder approval, adopted the ESPP. Following the automatic share increase on January 1, 2021, under the ESPP’s “evergreen” provision, an aggregate of 2,000,000 shares of common stock have been reserved for issuance under the ESPP. No shares were issued to participating employees during the three months ended March 31, 2021 or 2020. The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes option-pricing model. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period.

Stock compensation expense related to stock options and restricted stock awards granted under the stock plans and the ESPP was $3.7 million and $3.1 million during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the estimated fair value of unvested employee awards, exclusive of performance awards, was $33.9 million. The weighted-average remaining vesting period for these awards is approximately 3.3 years.

Segment Information

During all periods presented, the Company continued to operate in one reportable business segment under the management approach of ASC 280, Segment Reporting, which is the business of the discovery and development of ADCs for the treatment of cancer.

During the three months ended March 31, 2021 and 2020, 99% and 98%, respectively, of revenues were from Roche, consisting primarily of non-cash royalty revenue. There were no other customers of the Company that generated significant revenues in the three months ended March 31, 2021 and 2020.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted the standard on January 1, 2021, and it did not have a material effect on the Company’s consolidated financial statements.

No other recently issued or effective ASUs had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

C.Agreements

Significant Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a member of the Roche Group, an exclusive license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC compound, Kadcyla, in the U.S., Japan, the European Union, and numerous other countries. The Company receives royalty reports and royalty payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $15.5 million and $13.0 million of non-cash royalties on net sales of Kadcyla were recorded and included in non-cash royalty revenue for the three months ended March 31, 2021 and 2020, respectively. Kadcyla sales occurring after January 1, 2015 were covered by a royalty purchase agreement whereby the associated cash, except for a residual tail, was initially remitted to Immunity Royalty Holdings, L.P. (IRH). In January 2019, the Company sold its residual tail to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million, as discussed further in Note E. Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties on the commercial sales of Kadcyla received from that date on.

For additional information related to this agreement, as well as the Company’s other significant collaborative agreements, please read Note C, “Agreements - Significant Collaborative Agreements,” to the audited financial statements included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

D.Convertible 4.5% Senior Notes

In 2016, the Company issued convertible notes with an aggregate principal amount of $100 million, of which $2.1 million remains outstanding as of March 31, 2021. The convertible notes are governed by the terms of an indenture between the Company, as issuer, and Wilmington Trust, National Association, as the trustee. The convertible notes are senior unsecured obligations and bear interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $24,000 of interest expense in each of the three months ended March 31, 2021 and 2020. The convertible notes will mature on July 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equal to the conversion rate, which is currently 238.7775 shares of common stock, equivalent to an initial conversion price of approximately $4.19. The conversion rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest. The Company analyzed the terms of the convertible notes and determined that under current accounting guidance the notes would be entirely accounted for as debt and none of the terms of the notes require separate accounting.

E.	Liability Related to Sale of Future Royalties

In 2015, IRH purchased the right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to December 31, 2014, arising under the Company’s development and commercialization license with Genentech, until IRH had received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. Once the applicable threshold was met, if ever, the Company would thereafter have received 85% and IRH would have received 15% of the Kadcyla royalties for the remaining royalty term. At the consummation of the transaction, the Company received cash proceeds of $200 million. As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented net of the liability in the accompanying consolidated balance sheet and are being amortized to interest expense over the estimated life of the royalty purchase agreement. Although the Company sold its rights to receive royalties from the sales of Kadcyla, as a result of its then ongoing involvement in the cash flows related to these royalties, the Company continues to account for these royalties as revenue and recorded the $200 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that is being amortized using the interest method over the estimated life of the royalty purchase agreement.

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million (amount is net of $1.5 million in broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold to IRH as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as deferred revenue and will be amortized as the royalty revenue related to the residual rights is earned using the units of revenue approach. During the three months ended March 31, 2021, no revenue related to the residual rights was recognized. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company will continue to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the three-month period ended March 31, 2021 (in thousands):

Three Months Ended
March 31, 2021
Liability related to sale of future royalties, net — beginning balance	$85,439
Proceeds from sale of future royalties, net	—
Kadcyla royalty payments received and paid	(22,463)
Non-cash interest expense recognized	4,640
Liability related to sale of future royalties, net — ending balance	$67,616

As royalties are remitted to OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received from IRH will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense results in an imputed annual interest rate of 10.5%, and a current imputed interest rate of 21.0% as of March 31, 2021. The Company periodically assesses the estimated royalty payments to IRH/OMERS and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

In addition, the royalty purchase agreement grants IRH/OMERS the right to receive certain reports and other information relating to the royalties and contains other representations and warranties, covenants, and indemnification obligations that are customary for a transaction of this nature.

F.	Capital Stock

Compensation Policy for Non-Employee Directors

Pursuant to the Compensation Policy for Non-Employee Directors, non-employee directors are granted deferred share units as part of their annual retainers that vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date. The number of deferred share units awarded is fixed per the policy on the date of the award. All unvested deferred share units will automatically vest immediately prior to the occurrence of a change of control. The redemption amount of deferred share units issued will be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board of Directors.

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors also receive stock option awards upon initial election to the Board of Directors and annually thereafter. The directors received a total of 300,000 and 108,000 options in June 2020 and 2019, respectively, and the related compensation expense for the three months ended March 31, 2021 and 2020 is included in the amounts discussed in the “Stock-Based Compensation” section of Note B above.

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

As a result of the workforce reduction, during the three months ended June 30, 2019, the Company recorded a $16.0 million charge for severance related to a pre-existing plan in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits, as such amounts were probable and reasonably estimable. The estimate was later reduced to $15.3 million due to minor adjustments to the plan. The related cash payments were substantially paid out by June 30, 2020. In addition, a charge of $4.0 million was incurred for incremental retention benefits over the same time period, of which $0.8 million was recorded during the three months ended March 31, 2020.

A summary of activity against the corporate restructuring charge related to the employee terminations in 2021 is as follows:

Employee
Termination
Benefits Costs
Balance at December 31, 2020	$784
Payments during the period	(128)
Balance at March 31, 2021	$656

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

The Company currently has two real estate leases. The first is an agreement with CRP/King 830 Winter L.L.C. for the rental of approximately 120,000 square feet of laboratory and office space at 830 Winter Street, Waltham, Massachusetts through March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years and is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. During 2020, the Company executed four subleases for approximately 65,000 square feet of this space through the remaining initial term of the lease. The balance of the space will be used by the Company. The second real estate lease is an agreement with PDM 930 Unit, LLC for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, Massachusetts through August 31, 2021. The Company is required to pay certain operating expenses for the leased premises based on its pro-rata share of such expenses for the entire rentable space of the building.

The Company’s operating lease liabilities related to its real estate lease agreements were calculated using a collateralized incremental borrowing rate. The weighted average discount rate for the operating lease liability is approximately 11%. A 100 basis point change in the incremental borrowing rate would result in less than a $1 million impact to the ROU assets and liabilities recorded. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term, which was $1.0 million in each of the three month periods ended March 31, 2021 and 2020, and is included in operating expenses in the consolidated statement of operations. Cash paid against operating lease liabilities was $1.4 million in each of the three month periods ended March 31, 2021 and 2020. As of March 31, 2021, the Company’s ROU asset and lease liability for operating leases totaled $13.6 million and $21.0 million, respectively, and the weighted average remaining term of the operating leases is five years.

The maturities of operating lease liabilities discussed above are as follows (in thousands):

2021 (nine months remaining)	$3,945
2022	5,389
2023	5,510
2024	5,470
2025	5,490
Thereafter	1,376
Total lease payments	27,180
Less imputed interest	(6,185)
Total lease liabilities	$20,995

In addition to the amounts in the table above, the Company is also responsible for variable operating expenses and real estate taxes that are expected to approximate $3.1 million per year through March 2026.

Sublease Income

In 2020, the Company executed four agreements to sublease a total of approximately 65,000 square feet of the Company’s leased space at 830 Winter Street, Waltham, Massachusetts through March 2026. During the three months ended March 31, 2021 and 2020, the Company recorded $1.2 million and $0.3 million of sublease income, respectively, inclusive of the sublessees’ proportionate share of operating expenses and real estate taxes for the period.

Two of the four sublease agreements include an early termination option after certain periods of time for an agreed-upon fee. Assuming no early termination option is exercised, the Company will receive $15.3 million in minimum rental payments over the remaining term of the subleases, which is not included in the operating lease liability table above. The sublessees are also responsible for their proportionate share of variable operating expenses and real estate taxes.

I.         Commitments and Contingencies

Manufacturing Commitments

As of March 31, 2021, the Company has noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for supply of the Company’s product candidates totaling $6.4 million, which will be paid in 2021. Additionally, pursuant to commercial agreements for future production of antibody, our noncancelable commitments total approximately $30.0 million at March 31, 2021.

Litigation

The Company is not a party to any material litigation.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial statements and the notes thereto included elsewhere in this report, and the consolidated financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the United States Securities and Exchange Commission, or the SEC, on March 1, 2021.

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

The impact of COVID-19 slowed site activation and patient enrollment for both SORAYA, our single-arm clinical trial to support accelerated approval of mirvetuximab in folate receptor alpha (FRα)-high, platinum-resistant ovarian cancer, and MIRASOL, our randomized Phase 3 confirmatory study to support full approval in this setting, which resulted in a limited delay in patient accrual for each of these studies.

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

Following consultation with the FDA, we moved forward with two new trials of mirvetuximab in FRα-high, platinum-resistant ovarian cancer: SORAYA, a single-arm clinical trial that, if successful, could lead to accelerated approval in this setting; and MIRASOL, a randomized Phase 3 clinical trial that, if successful, could lead to full approval in this setting. With patient enrollment in SORAYA recently completed, we now plan to announce top-line data from this trial in the fourth quarter of 2021. We are actively enrolling MIRASOL and expect to report top-line data from this trial in the third quarter of 2022. If SORAYA is successful, we expect to submit a biologics license application (BLA) for accelerated approval of mirvetuximab in the applicable patient population to the FDA in the first quarter of 2022 and, thereafter, seek full approval on the basis of the confirmatory Phase 3 MIRASOL trial.

Beyond platinum-resistant ovarian cancer, we are commencing several studies to move mirvetuximab into earlier lines of ovarian cancer therapy, including the start of an investigator-sponsored trial of mirvetuximab in combination with carboplatin in the neoadjuvant setting. In addition, we are supporting a randomized study comparing mirvetuximab combined with carboplatin to standard of care in patients with recurrent platinum-sensitive disease and have filed an investigational new drug application (IND) for a single-arm study of mirvetuximab monotherapy in later-line platinum-sensitive patients, with both studies anticipated to begin enrollment in the second half of 2021. We also will present mature data from our Phase 1b FORWARD II trials of mirvetuximab plus Avastin in recurrent ovarian cancer at the American Society for Clinical Oncology Annual Meeting in June 2021.

IMGN632 is an ADC comprised of a high-affinity antibody designed to target CD123 with site-specific conjugation to our most potent IGN payload. We are advancing IMGN632 in clinical trials for patients with blastic plasmacytoid dendritic cell neoplasm (BPDCN) and acute myeloid leukemia (AML). In October 2020, the FDA granted Breakthrough Therapy designation for IMGN632 for the treatment of patients with relapsed or refractory BPDCN. We have aligned with the FDA on a path to full approval in BPDCN, with an amendment to our ongoing 801 Phase 1/2 study to add a new cohort of up to 20 frontline patients. We expect to complete enrollment and generate top-line data for this cohort in the first half of 2022, with potential BLA submission in the second half of 2022.

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

We continue to advance additional pipeline programs. IMGC936 is an ADC in co-development with MacroGenics, Inc. designed to target ADAM9, an enzyme overexpressed in a range of solid tumors and implicated in tumor progression and metastasis. IMGC936 incorporates a number of innovations, including antibody engineering to extend the half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker and payload for improved stability and bystander activity. We presented preclinical data on IMGC936 at the American Association for Cancer Research Annual Meeting in April 2021, demonstrating anti-tumor activity in multiple solid tumor models, and we continue enrollment in the Phase 1 study for this program.

IMGN151 is our next generation anti-FRα product candidate in preclinical development. This ADC integrates innovation in each of its components, which may enable IMGN151 to address patient populations with lower levels of FRα expression, including tumor types outside of ovarian cancer. We presented encouraging data for IMGN151 at the American Academy of Cancer Research Virtual Annual Meeting II in June 2020. We expect to file the IND application for IMGN151 by the end of 2021.

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

We expect that substantially all of our revenue for at least the next year will result from payments under our collaborative arrangements. For more information concerning these relationships, including their ongoing financial and accounting impact on our business, please read Note C, “Agreements - Significant Collaborative Agreements,” to our audited financial statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

To date, we have not generated revenues from commercial sales of internal products, and we expect to continue to incur significant operating expenses related to research and development and potential commercialization of our portfolio over the next several years. As of March 31, 2021, we had $283.1 million in cash and cash equivalents compared to $293.9 million as of December 31, 2020.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2021 and 2020

Revenues

Our total revenues for the three months ended March 31, 2021 increased to $15.7 million compared to $13.3 million for the three months ended March 31, 2020, primarily driven by an increase in non-cash royalty revenue, which is discussed further below.

License and Milestone Fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year. License and milestone fee revenue was $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Deferred revenue of $110.0 million as of March 31, 2021 includes $40.0 million related to the collaboration with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., a subsidiary of Huadong Medicine Co., Ltd., we entered into in October 2020 and $65.2 million related to the sale of our residual rights to receive royalty payments on commercial sales of Kadcyla in 2019, with the remainder of the balance primarily representing consideration received from our collaborators pursuant to our license agreements which we have yet to earn pursuant to our revenue recognition policy.

Non-cash Royalty Revenue Related to the Sale of Future Royalties

Kadcyla is an ADC marketed product resulting from one of our development and commercialization licenses with the Roche Group, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In accordance with our revenue recognition policy we recorded $15.5 million and $13.0 million of non-cash royalties on net sales of Kadcyla for the three months ended March 31, 2021 and 2020, respectively. The increase in the 2021 period is a result of an increase in royalty payments driven by increases in net sales of Kadcyla due to market expansion of Kadcyla. We sold our rights to receive royalty payments on the net sales of Kadcyla through two separate transactions in 2015 and 2019. Following the 2019 transaction, OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, is entitled to receive all of these royalties. See further details regarding the royalty obligation in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report.

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

Research and development expense for the three months ended March 31, 2021 increased $7.0 million to $34.4 million from $27.4 million for the three months ended March 31, 2020, due primarily to increases in clinical trial costs, external manufacturing costs, personnel costs, and third-party staffing costs. We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended
	March 31,
Research and Development Expense Category	2021	2020
Preclinical and clinical testing	24,526	20,255
Process and product development	1,447	1,128
Manufacturing operations	8,440	6,025
Total research and development expense	$34,413	$27,408

Preclinical and Clinical Testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own, and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of clinical trials. Such expenses include personnel, third-party staffing, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. Preclinical and clinical testing expenses for the three months ended March 31, 2021 increased $4.3 million to $24.5 million compared to $20.3 million for the three months ended March 31, 2020. This increase is primarily the result of increased clinical trial costs, personnel, and third-party staffing costs related to advancing the MIRASOL, SORAYA, and IMGC936 studies. Additionally, contract services increased in the 2021 period driven by timing of toxicology studies in support of our IMGN632 program.

Process and Product Development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services, laboratory supplies, and facility expenses. For the three months ended March 31, 2021, total process and product development expenses increased $0.3 million to $1.4 million compared to $1.1 million in the three months ended March 31, 2020, driven primarily by an increase in contract services.

Manufacturing Operations

Manufacturing operations expense includes costs to have preclinical and clinical materials manufactured for our product candidates and quality control and quality assurance activities. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, and facility expenses. For the three months ended March 31, 2021, manufacturing operations expense increased $2.4 million to $8.4 million compared to $6.0 million in the same period last year due primarily to an increase in external manufacturing activity across our programs, and to a lesser extent, increases in personnel and third-party staffing costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 increased $1.3 million to $10.2 million compared to $8.9 million in the same period in 2020 due primarily to increases in professional services and personnel expenses, including greater stock-based compensation.

Restructuring Charges

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

There were no restructuring charges in the three months ended March 31, 2021.

Investment Income, net

Investment income for the three months ended March 31, 2021 and 2020 was $13,000 and $0.6 million, respectively. The decrease in the 2021 period is due to a significant decrease in interest rates.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold as described above. As described in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the three months ended March 31, 2021 and 2020, we recorded $4.6 million and $5.7 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs. We record interest expense at the imputed interest rate, which we currently estimate to be 21.0%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Other Expense, net

Other expense, net for the three months ended March 31, 2021 and 2020 was $0.5 million and $0.2 million, respectively, consisting substantially of foreign currency exchange losses related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill those obligations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our cash and cash equivalents, working capital, and shareholders’ equity as of March 31, 2021 and December 31, 2020, and cash flow activities for the three months ended March 31, 2021 and 2020 (in thousands):

	As of
	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$283,120	$293,856
Working capital	185,219	201,931
Shareholders’ equity	94,120	89,570

	Three Months Ended March 31,
	2021	2020
Cash used for operating activities	$(44,621)	$(28,315)
Cash (used for) provided by investing activities	(893)	1,405
Cash provided by financing activities	34,778	97,984

Cash Flows

We require cash to fund our operating expenses, including the advancement of our clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in private and public markets and payments from our collaborators, including license fees, milestones, research funding, and royalties. We have also monetized our rights to receive royalties on Kadcyla for up-front consideration. As of March 31, 2021, we had $283.1 million in cash and cash equivalents. Net cash used for operations was $44.6 million and $28.3 million for the three months ended March 31, 2021 and 2020, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, adjusted for non-cash items.

Net cash (used for) provided by investing activities was $(0.9) million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. During the 2020 period, as a result of the restructuring at the end of the second quarter of 2019, we sold excess equipment generating proceeds of $1.4 million. Cash outflows for capital expenditures in the 2021 period consisted primarily of furniture and improvements related to COVID-19 compliance and dedicated equipment at third-party manufacturing vendors.

Net cash provided by financing activities was $34.8 million and $98.0 million for the three months ended March 31, 2021 and 2020, respectively. In January 2021, we sold 4,544,424 shares of our common stock under our Open Market Sale AgreementSM (Sale Agreement) with Jeffries, LLC as sales agent, dated December 18, 2020, generating net proceeds of $33.5 million. In January 2020, pursuant to a public offering, we issued and sold 24.5 million shares of common stock, resulting in net proceeds of $97.7 million. Net cash provided by financing activities for the three months ended March 31, 2021 and 2020 also include proceeds from the exercise of stock options. We may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million under the Sale Agreement. Through the date of filing this report, we have sold 4,544,424 shares of our common stock under the Sale Agreement, generating net proceeds of $33.5 million after deducting offering commissions and expenses, all of which occurred in the three months ended March 31, 2021.

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

Contractual Obligations

We lease approximately 120,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, Massachusetts, with an initial term that expires on March 31, 2026, and 10,281 square feet of additional office space at 930 Winter Street, Waltham, Massachusetts through August 31, 2021. We are obligated to pay $27.2 million in minimum rental payments over the remaining terms of these leases. In addition, we are responsible for variable operating costs and real estate taxes approximating $3.1 million per year through March 2026. In 2020, we executed four agreements to sublease a total of approximately 65,000 square feet of the 830 Winter Street facility through March 2026. Two of the four sublease agreements include an early termination option after certain periods of time for an agreed-upon fee. Assuming these early termination options are not exercised, we will receive $15.3 million in minimum rental payments over the remaining term of the subleases. The sublessees will also be responsible for their proportionate share of variable operating expenses and real estate taxes.

As of March 31, 2021, we have noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for supply of our product candidates totaling $6.4 million, which will be paid in 2021. Additionally, pursuant to commercial agreements for future production of antibody, our noncancelable commitments total approximately $30.0 million at March 31, 2021.

There have been no other material changes to our contractual obligations during the 2021 period from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021 and there have been no material changes to our market risks or to our management of such risks as set forth in such Annual Report on Form 10-K.

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

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition, or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021. There have been no material changes to the factors disclosed in such Annual Report on Form 10-K. We may, however, disclose changes to such risk factors, or disclose additional risk factors, from time to time in our future filings with the SEC.

ITEM 6.      Exhibits

Exhibit No.		Description

10.1		Inducement Equity Incentive Plan, as amended
31.1		Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certifications of the principal executive officer and the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the quarterly report on Form 10-Q of ImmunoGen, Inc. for the quarter ended March 31, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s (Deficit) Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: May 10, 2021	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Susan Altschuller, Ph.D.
Susan Altschuller, Ph.D.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)