Form 10-Q
period 2021-06-30
ImmunoGen, Inc.
filed 2021-07-30
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Shares of common stock, par value $.01 per share: 201,625,336 shares outstanding as of July 27, 2021.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

Item		Page Number
	Part I
	Financial Information
1.	Financial Statements (Unaudited)	2

1a.	Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	2

1b.	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020	3

1c.	Consolidated Statements of Shareholders’ Equity (Deficit) for the three months ended March 31 and June 30, 2021 and the three months ended March 31, June 30, September 30, and December 31, 2020	4

1d.	Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020	5

1e.	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3.	Quantitative and Qualitative Disclosures about Market Risk	21

4.	Controls and Procedures	21

	Part II
	Other Information
1A.	Risk Factors	21

6.	Exhibits	22

	Signatures	23

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

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$239,538	$293,856
Accounts receivable	7	35
Unbilled receivables	4,227	11
Non-cash royalty receivable	16,121	22,451
Prepaid and other current assets	14,504	7,901
Total current assets	274,397	324,254
Property and equipment, net of accumulated depreciation	4,957	5,760
Operating lease right-of-use assets	13,206	14,072
Other assets	8,886	10,986
Total assets	$301,446	$355,072
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$11,631	$9,538
Accrued compensation	3,599	4,620
Other accrued liabilities	29,185	29,320
Convertible 4.5% senior notes, net of deferred financing costs of $0 and $7, respectively	1,100	2,093
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $231 and $319, respectively	17,816	44,357
Current portion of operating lease liability	3,196	3,146
Current portion of deferred revenue	53,792	29,249
Total current liabilities	120,319	122,323
Deferred revenue, net of current portion	55,480	80,860
Operating lease liability, net of current portion	16,974	18,651
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $473 and $584, respectively	37,766	41,082
Other long-term liabilities	2,442	2,586
Total liabilities	232,981	265,502
Commitments and contingencies (Note I)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding as of each of June 30, 2021 and December 31, 2020	—	—
Common stock, $.01 par value; authorized 300,000 shares; issued and outstanding 200,255 and 194,998 shares as of June 30, 2021 and December 31, 2020, respectively	2,003	1,950
Additional paid-in capital	1,463,094	1,419,460
Accumulated deficit	(1,396,632)	(1,331,840)
Total shareholders’ equity	68,465	89,570
Total liabilities and shareholders’ equity	$301,446	$355,072

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Non-cash royalty revenue related to the sale of future royalties	$16,690	$14,075	$32,235	$27,072
License and milestone fees	252	945	409	1,228
Research and development support	6	5	10	12
Total revenues	16,948	15,025	32,654	28,312
Operating expenses:
Research and development	34,589	22,921	69,002	50,329
General and administrative	9,728	9,767	19,937	18,631
Restructuring charges	—	699	—	1,524
Total operating expenses	44,317	33,387	88,939	70,484
Loss from operations	(27,369)	(18,362)	(56,285)	(42,172)
Investment income, net	11	62	24	708
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(3,557)	(6,081)	(8,201)	(11,783)
Interest expense on convertible senior notes	(23)	(23)	(47)	(47)
Other income (expense), net	197	106	(283)	(92)
Net loss	$(30,741)	$(24,298)	$(64,792)	$(53,386)
Basic and diluted net loss per common share	$(0.15)	$(0.14)	$(0.32)	$(0.31)
Basic and diluted weighted average common shares outstanding	199,890	174,354	199,365	171,055
Total comprehensive loss	$(30,741)	$(24,298)	$(64,792)	$(53,386)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	150,136	$1,501	$1,209,846	$(1,287,468)	$(76,121)
Net loss	—	—	—	(29,088)	(29,088)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	86	1	239	—	240
Issuance of common stock, net of issuance costs	24,524	245	97,499	—	97,744
Restricted stock units vested	2	—	—	—	—
Restricted stock award forfeitures	(487)	(4)	4	—	—
Stock option and restricted stock compensation expense	—	—	3,122	—	3,122
Balance at March 31, 2020	174,261	$1,743	$1,310,710	$(1,316,556)	$(4,103)
Net loss	—	—	—	(24,298)	(24,298)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	122	1	424	—	425
Adjustment of issuance costs	—	—	(1)	—	(1)
Restricted stock units vested	157	1	(1)	—	—
Stock option and restricted stock compensation expense	—	—	3,409	—	3,409
Directors’ deferred share unit compensation	—	—	45	—	45
Balance at June 30, 2020	174,540	$1,745	$1,314,586	$(1,340,854)	$(24,523)
Net loss	—	—	—	(22,374)	(22,374)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	45	1	127	—	128
Stock option and restricted stock compensation expense	—	—	3,729	—	3,729
Directors’ deferred share unit compensation	—	—	149	—	149
Balance at September 30, 2020	174,585	$1,746	$1,318,591	$(1,363,228)	$(42,891)
Net loss	—	—	—	31,388	31,388
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	205	2	676	—	678
Issuance of common stock, net of issuance costs	19,972	200	96,328	—	96,528
Restricted stock units vested	236	2	(2)	—	—
Stock option and restricted stock compensation expense	—	—	3,718	—	3,718
Directors’ deferred share unit compensation	—	—	149	—	149
Balance at December 31, 2020	194,998	$1,950	$1,419,460	$(1,331,840)	$89,570
Net loss	—	—	—	(34,051)	(34,051)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	397	4	1,282	—	1,286
Issuance of common stock, net of issuance costs	4,544	45	33,447	—	33,492
Restricted stock units vested	2	—	—	—	—
Stock option and restricted stock compensation expense	—	—	3,674	—	3,674
Directors’ deferred share unit compensation	—	—	149	—	149
Balance at March 31, 2021	199,941	1,999	1,458,012	(1,365,891)	94,120
Net loss	—	—	—	(30,741)	(30,741)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	75	1	377	—	378
Conversion of convertible senior notes	239	3	997	—	1,000
Common stock issuance costs	—	—	(34)		(34)
Stock option and restricted stock compensation expense	—	—	3,598	—	3,598
Directors’ deferred share unit compensation	—	—	144	—	144
Balance at June 30, 2021	200,255	2,003	1,463,094	(1,396,632)	68,465

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(64,792)	$(53,386)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(31,721)	(27,072)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	8,201	11,783
Depreciation and amortization	1,093	1,045
Gain on sale/disposal of fixed assets and impairment charges	—	(691)
Stock and deferred share unit compensation	7,565	6,576
Change in operating assets and liabilities:
Accounts receivable	28	7,187
Unbilled receivable	(4,216)	996
Contract asset	—	2,589
Prepaid and other current assets	(6,603)	(1,001)
Operating lease right-of-use assets	866	723
Other assets	2,100	(3,807)
Accounts payable	2,482	2,161
Accrued compensation	(893)	(4,191)
Other accrued liabilities	(146)	2,832
Deferred revenue	(837)	(817)
Operating lease liability	(1,627)	(1,435)
Net cash used for operating activities	(88,500)	(56,508)
Cash flows from investing activities:
Purchases of property and equipment	(940)	(44)
Proceeds from sale of equipment	—	1,426
Net cash (used for) provided by investing activities	(940)	1,382
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,664	664
Proceeds from common stock issuance, net of $106 and $230 of transaction costs, respectively	33,458	97,743
Net cash provided by financing activities	35,122	98,407
Net change in cash and cash equivalents	(54,318)	43,281
Cash and cash equivalents, beginning of period	293,856	176,225
Cash and cash equivalents, end of period	$239,538	$219,506

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

A.	Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-drug conjugates (ADCs). The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $64.8 million during the six months ended June 30, 2021, and has an accumulated deficit of approximately $1.4 billion as of June 30, 2021. The Company has primarily funded these losses through payments received from its collaborations and equity, convertible debt, and other financings. To date, the Company has no product revenue and management expects to continue to incur operating expenses related to research and development and potential commercialization of its portfolio over the next several years.

As of June 30, 2021, the Company had $239.5 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources will enable it to meet its operational expenses and capital expenditures for more than twelve months after the date these financial statements were issued. The Company may raise additional funds through equity, debt, or other financings, or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. There can be no assurance that the Company will be able to obtain additional equity, debt, or other financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, and/or clinical projects.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2021 are consistent with those discussed in Note B. to the consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K, except as described under Recently Adopted Accounting Pronouncements below.

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2021, up through the date the Company issued these financial statements. Pursuant to an Open Market Sale AgreementSM under which the Company may issue and sell shares of its common stock for an aggregate sales price of up to $150.0 million, subsequent to June 30, 2021 and through the date the Company issued these financial statements, the Company has sold 1,891,030 shares of its common stock, generating net proceeds of approximately $11.0 million after deducting offering commissions and expenses. The Company did not have any other material recognized or unrecognized subsequent events during this period.

Revenue Recognition

Transaction Price Allocated to Future Performance Obligations

Deferred revenue under ASC 606, Revenue from Contracts with Customers, represents the portion of the transaction price received under various contracts for which the associated performance obligation has not been satisfied (or has been partially satisfied) and includes unexercised contract options that are considered material rights. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $109.3 million. The Company expects to recognize revenue on approximately 49%, 38%, and 13% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively; however, it does not control when or if any collaborator will terminate existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract assets and contract liabilities during the six months ended June 30, 2021 and 2020 (in thousands):

	Balance at				Balance at
Six months ended June 30, 2021	December 31, 2020	Additions	Deductions	Impact of Netting	June 30, 2021
Contract asset	$—	$—	$—	$—	$—
Contract liabilities (deferred revenue)	$110,109	$—	$(837)	$—	$109,272

	Balance at				Balance at
Six months ended June 30, 2020	December 31, 2019	Additions	Deductions	Impact of Netting	June 30, 2020
Contract asset	$3,631	$—	$(3,000)	$411	$1,042
Contract liabilities (deferred revenue)	$127,432	$—	$(1,228)	$411	$126,615

The Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$765	$945	$837	$1,228

During the six months ended June 30, 2021, the Company recorded $0.2 million as license and milestone fee revenue for delivery of certain materials to Viridian Therapeutics that had been previously deferred, and $0.1 million of amortization of deferred revenue related to numerous collaborators’ rights to technological improvements. Additionally, the Company recorded $0.5 million of previously deferred non-cash royalty revenue related to the sale of rights to Kadcyla royalties, further details of which can be found in Note E, “Liability Related to Sale of Future Royalties.”

During the six months ended June 30, 2020, the Company recorded $0.2 million as license and milestone fee revenue for delivery of certain materials to CytomX that had been previously deferred, and $1.0 million of amortization related to numerous collaborators’ rights to technological improvements, which includes $0.9 million related to the termination of a license agreement with Takeda. Additionally, a contract asset of $2.7 million, net of a related $0.3 million contract liability, was recorded for a probable milestone in 2019 pursuant to a license agreement with CytomX, which was subsequently achieved and paid during the six months ended June 30, 2020.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of June 30, 2021 and December 31, 2020. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of June 30, 2021 and December 31, 2020, the Company held $239.5 million and $293.9 million, respectively, in cash and money market funds, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

During the six months ended June 30, 2021, $1.0 million of convertible 4.5% senior notes outstanding was converted to 238,777 shares of the Company’s common stock. There was no similar activity during the six months ended June 30, 2020.

The Company had $0.7 million of accrued capital expenditures as of December 31, 2020, which were subsequently paid during the six months ended June 30, 2021. The Company had no accrued capital expenditures as of June 30, 2021.

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

As of June 30, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2021 (in thousands):

Fair Value Measurements at June 30, 2021
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$222,150	$222,150	$—	$—

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

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled revenue, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature. The gross carrying amount and estimated fair value of the convertible 4.5% senior notes was $1.1 million and $2.3 million, respectively, as of June 30, 2021 compared to $2.1 million and $4.3 million, respectively, as of December 31, 2020. In June 2021, $1.0 million of convertible 4.5% senior notes outstanding was converted to 238,777 shares of the Company’s common stock, with the remaining $1.1 million of convertible 4.5% senior notes paid in cash upon maturity on July 1, 2021. The fair value of the convertible notes was influenced by interest rates, the Company’s stock price and stock price volatility, and by prices observed in trading activity for the convertible notes. However, because there were no trades involving the convertible notes since September 2019, the fair value as of June 30, 2021 and December 31, 2020 used Level 3 inputs.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for options and unvested restricted stock and the if-converted method for the convertible notes, are shown in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock/units at end of period	21,681	19,065	21,682	19,065
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock	2,772	982	3,138	1,204
Shares issuable upon conversion of convertible notes at end of period	-	501	-	501
Common stock equivalents under if-converted method for convertible notes	-	501	-	501

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of June 30, 2021, the Company was authorized to grant future awards under three employee share-based compensation plans, which are the ImmunoGen, Inc. Amended and Restated 2018 Employee, Director and Consultant Equity Incentive Plan (the 2018 Plan), the Employee Stock Purchase Plan (the ESPP), and the ImmunoGen Inducement Equity Incentive Plan (the Inducement Plan). At the annual meeting of shareholders on June 16, 2021, the 2018 Plan was amended to provide for the issuance of stock grants, the grant of options, and the grant of stock-based awards for up to an additional 6,600,000 shares of the Company’s common stock, as well as up to 22,392,986 shares of common stock which represent the number of shares of common stock remaining under the 2018 Plan as of March 31, 2021, and awards previously granted under the 2018 Plan and the Company’s former stock-based plans, including the ImmunoGen, Inc. 2016 and 2006 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to March 31, 2021. The Inducement Plan was approved by the Board of Directors in December 2019, and pursuant to subsequent amendments, provides for the issuance of non-qualified option grants for up to 3,500,000 shares of the Company’s common stock as of June 30, 2021. Options awarded under the two plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant under each of these plans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividend	None	None	None	None
Volatility	84.7%	88.0%	85.3%	84.7%
Risk-free interest rate	1.01%	0.41%	0.67%	1.30%
Expected life (years)	6.0	6.0	6.0	6.0

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended June 30, 2021 and 2020 were $4.92 and $3.39 per share, respectively, and $5.40 and $3.26 for options granted during the six months ended June 30, 2021 and 2020, respectively.

A summary of option activity under the Company’s equity plans for the six months ended June 30, 2021 is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2020	18,398	$6.10
Granted	4,202	7.60
Exercised	(408)	3.22
Forfeited/Canceled	(570)	8.98
Outstanding at June 30, 2021	21,622	6.37

In September 2018, the Company granted 295,200 performance-based stock options to certain employees that will vest in two equal installments upon the achievement of specified performance goals. At June 30, 2021, 128,700 of these options were still outstanding. In 2020, the Company issued 2.6 million additional performance-based stock options to certain employees, all of which remain outstanding as of June 30, 2021, that will vest upon the achievement of specified performance goals. The Company determined it is not currently probable that any of these performance goals will be achieved and, therefore, no expense has been recorded to date. The fair value of the performance-based stock options that could be expensed in future periods is $9.4 million.

A summary of restricted stock and restricted stock unit activity under the Company’s equity plans for the six months ended June 30, 2021 is presented below (in thousands, except weighted-average data):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2020	61	$2.47
Vested	(2)	2.53
Unvested at June 30, 2021	59	$2.47

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

In June 2018, the Company's Board of Directors, with shareholder approval, adopted the ESPP. Following the automatic share increase on January 1, 2021, pursuant to the ESPP’s “evergreen” provision, an aggregate of 2,000,000 shares of common stock have been reserved for issuance under the ESPP. On June 30, 2021 and June 30, 2020, approximately 64,000, and 78,000 shares, respectively, were issued to participating employees at a fair value of $2.14 and $1.86 per share, respectively. The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes option-pricing model. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period.

Stock compensation expense related to stock options and restricted stock awards granted under the stock plans and the ESPP was $3.6 million and $7.3 million during the three and six months ended June 30, 2021, respectively, compared to stock compensation expense of $3.4 million and $6.5 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the estimated fair value of unvested employee awards, exclusive of performance awards, was $32.7 million. The weighted average remaining vesting period for these awards is approximately three years.

Segment Information

During all periods presented, the Company continued to operate in one reportable business segment under the management approach of ASC 280, Segment Reporting, which is the business of the discovery and development of ADCs for the treatment of cancer.

During each of the three and six months ended June 30, 2021, 99% of revenues were from Roche, consisting primarily of non-cash royalty revenue, compared to 94% and 96% of revenue from Roche in the three and six months ended June 30, 2020, respectively. There were no other customers of the Company that generated significant revenues in the three or six months ended June 30, 2021 and 2020.

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

C.Agreements

Significant Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a member of the Roche Group, an exclusive license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC, Kadcyla, in the U.S., Japan, the European Union, and numerous other countries. In accordance with the Company’s revenue recognition policy, $32.2 million and $27.1 million of non-cash royalties on net sales of Kadcyla were recorded and included in non-cash royalty revenue for the six months ended June 30, 2021 and 2020, respectively. Kadcyla sales occurring after January 1, 2015 were covered by a royalty purchase agreement whereby the associated cash, except for a residual tail, was initially remitted to Immunity Royalty Holdings, L.P. (IRH). In January 2019, the Company sold its residual tail to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million, as discussed further in Note E. Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties on the commercial sales of Kadcyla received from that date on.

For additional information related to this agreement, as well as the Company’s other significant collaborative agreements, please read Note C, “Agreements - Significant Collaborative Agreements,” to the audited financial statements included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

D.Convertible 4.5% Senior Notes

In 2016, the Company issued convertible notes with an aggregate principal amount of $100.0 million, of which $1.1 million remained outstanding as of June 30, 2021, which were subsequently repaid in full by a cash payment upon maturity on July 1, 2021. In June 2021, $1.0 million of convertible notes were converted to 238,777 shares of the Company’s common stock. The convertible notes were senior unsecured obligations with an interest rate of 4.5% per year, paid semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $47,000 of interest expense in each of the six months ended June 30, 2021 and 2020. The Company analyzed the terms of the convertible notes and determined that under current accounting guidance the notes were entirely accounted for as debt and none of the terms of the notes required separate accounting.

E.	Liability Related to Sale of Future Royalties

In 2015, IRH purchased the right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to December 31, 2014, arising under the Company’s development and commercialization license with Genentech, until IRH had received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reach a specified milestone. Once the applicable threshold was met, the Company would thereafter have received 85% and IRH would have received 15% of the Kadcyla royalties for the remaining royalty term. At the consummation of the transaction, the Company received cash proceeds of $200 million. As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented net of the liability in the accompanying consolidated balance sheet and are being amortized to interest expense over the estimated life of the royalty purchase agreement. Although the Company sold its rights to receive royalties from the sales of Kadcyla, as a result of its then ongoing involvement in the cash flows related to these royalties, the Company continues to account for these royalties as revenue and recorded the $200 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that is being amortized using the interest method over the estimated life of the royalty purchase agreement.

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a payment of $65.2 million (amount is net of $1.5 million in broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold to IRH as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as deferred revenue and will be amortized as the royalty revenue related to the residual rights is earned using the units of revenue approach. During the three months ended June 30, 2021, the aggregate royalty threshold was met and, in accordance with the Company’s revenue recognition policy, $0.5 million of revenue related to the residual rights was recorded and is included in non-cash royalty revenue for the three and six months ended June 30, 2021. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company continues to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the six-month period ended June 30, 2021 (in thousands):

Six Months Ended
June 30, 2021
Liability related to sale of future royalties, net — beginning balance	$85,439
Proceeds from sale of future royalties, net	—
Kadcyla royalty payments received and paid	(38,051)
Non-cash interest expense recognized	8,194
Liability related to sale of future royalties, net — ending balance	$55,582

The Company receives royalty reports and royalty payments related to sales of Kadcyla from Roche one quarter in arrears. As royalties are remitted to OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received from IRH will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense results in an imputed annual interest rate of 10.5%, and a current imputed interest rate of 20.3% as of June 30, 2021. The Company periodically assesses the estimated royalty payments to IRH/OMERS and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

F.	Capital Stock

Compensation Policy for Non-Employee Directors

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors are granted deferred share units as part of their annual retainers that vest quarterly over approximately one year from the date of grant, contingent upon the individual remaining a director of ImmunoGen as of each vesting date. The number of deferred share units awarded is fixed per the policy on the date of the award. All unvested deferred share units will automatically vest immediately prior to the occurrence of a change of control. The redemption amount of deferred share units issued will be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board of Directors.

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors also receive stock option awards upon initial election to the Board of Directors and annually thereafter. The directors received a total of 264,000 and 300,000 options in June 2021 and 2020, respectively, and the related compensation expense for the three and six months ended June 30, 2021 and 2020 is included in the amounts discussed in the “Stock-Based Compensation” section of Note B above.

G.Restructuring Charges

During the six months ended June 30, 2020, the Company recorded a $(0.1) million adjustment to severance charges and $1.6 million in incremental benefits related to the 2019 corporate restructuring.

A summary of activity against the corporate restructuring charge related to the employee terminations in 2021 is as follows:

Employee
Termination
Benefits Costs
Balance at December 31, 2020	$784
Payments during the period	(221)
Balance at June 30, 2021	$563

In addition to the termination benefits and other related charges, the Company has subleased laboratory and office space at 830 Winter Street in Waltham, Massachusetts no longer used in the business. The decision to vacate part of its corporate office resulted in a change in asset groupings and also represented an impairment indicator. The Company determined and continues to believe that the right-of-use asset and leasehold improvements are recoverable based on expected sublease income, and therefore, no impairment has been recorded.

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

The Company’s operating lease liabilities related to its real estate lease agreements were calculated using a collateralized incremental borrowing rate. The weighted average discount rate for the operating lease liability is approximately 11%. A 100 basis point change in the incremental borrowing rate would result in less than a $1 million impact to the ROU assets and liabilities recorded. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term, which was $2.0 million in each of the six-month periods ended June 30, 2021 and 2020 and is included in operating expenses in the consolidated statement of operations. Cash paid against operating lease liabilities was $2.7 million in each of the six-month periods ended June 30, 2021 and 2020. As of June 30, 2021, the Company’s ROU asset and lease liability for operating leases totaled $13.2 million and $20.2 million, respectively, and the weighted average remaining term of the operating leases is 4.7 years.

The maturities of operating lease liabilities discussed above are as follows (in thousands):

2021 (six months remaining)	$2,565
2022	5,389
2023	5,510
2024	5,470
2025	5,490
Thereafter	1,376
Total lease payments	25,800
Less imputed interest	(5,630)
Total lease liabilities	$20,170

In addition to the amounts in the table above, the Company is also responsible for variable operating expenses and real estate taxes that are expected to approximate $3.1 million per year through March 2026.

Sublease Income

In 2020, the Company executed four agreements to sublease a total of approximately 65,000 square feet of the Company’s leased space at 830 Winter Street, Waltham, Massachusetts through March 2026. During the six months ended June 30, 2021 and 2020, the Company recorded $2.4 million and $0.7 million of sublease income, respectively, inclusive of the sublessees’ proportionate share of operating expenses and real estate taxes for the period.

Two of the four sublease agreements include an early termination option after certain periods of time for an agreed-upon fee. Assuming no early termination option is exercised, the Company will receive $14.6 million in minimum rental payments over the remaining term of the subleases, which is not included in the operating lease liability table above. The sublessees are also responsible for their proportionate share of variable operating expenses and real estate taxes.

I.         Commitments and Contingencies

Manufacturing Commitments

As of June 30, 2021, the Company has noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for supply of the Company’s product candidates totaling $5.8 million, which will be paid in 2021. Additionally, pursuant to commercial agreements for future production of antibody, our noncancelable commitments total $30.5 million at June 30, 2021.

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

An ADC with our proprietary technology comprises an antibody that binds to a target found on tumor cells and is conjugated to one of our potent anti-cancer agents as a “payload” to kill the tumor cell once the ADC has bound to its target. ADCs are an expanding approach to the treatment of cancer, with ten approved products and the number of agents in development growing significantly in recent years.

We have established a leadership position in ADCs with a portfolio of differentiated product candidates to address both solid tumors and hematological malignancies.

Managing the impact of the COVID-19 pandemic

Since the first quarter of 2020, we have continued to move our clinical studies forward while adapting to meet the evolving challenges of the COVID-19 pandemic. We implemented business continuity plans that enabled our workforce to remain productive while working from home. From a manufacturing and supply chain perspective, we believe we have sufficient inventory on hand for all of our ongoing and upcoming studies. From a regulatory perspective, since the beginning of the pandemic, we have received timely reviews of our submissions to the U.S. Food and Drug Administration (FDA) and other health authorities covering our clinical trial applications.

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

Our business

Our lead program is mirvetuximab, a first-in-class investigational ADC targeting FRα, a cell-surface protein overexpressed in a number of epithelial tumors, including ovarian, endometrial, and non-small-cell lung cancers. In 2019, FORWARD I, our Phase 3 clinical trial of mirvetuximab in patients with FRα-positive platinum-resistant ovarian cancer scored by the 10X method, did not meet its primary endpoint. In post hoc exploratory analyses in the FRα-high population scored by the PS2+ method, however, mirvetuximab was associated with longer progression-free survival, a higher overall response rate, and longer overall survival.

Following consultation with the FDA, we moved forward with two new trials of mirvetuximab in FRα-high, platinum-resistant ovarian cancer: SORAYA, a single-arm clinical trial that, if successful, could lead to accelerated approval in this setting; and MIRASOL, a randomized Phase 3 clinical trial that, if successful, could lead to full approval in this setting. With patient enrollment in SORAYA completed, we expect to announce top-line data from this trial in the fourth quarter of 2021. We are actively enrolling MIRASOL and expect to report top-line data from this trial in the third quarter of 2022. If SORAYA is successful, we plan to submit a biologics license application (BLA) for accelerated approval of mirvetuximab in the applicable patient population to the FDA in the first quarter of 2022 and, thereafter, seek full approval on the basis of the confirmatory Phase 3 MIRASOL trial.

Beyond platinum-resistant ovarian cancer, our strategy is to move mirvetuximab into earlier lines of ovarian cancer therapy. To this end, we are supporting investigator-sponsored trials of mirvetuximab in combination with carboplatin in a single-arm study in the neoadjuvant setting and in a randomized study comparing mirvetuximab combined with carboplatin to standard of care in patients with recurrent platinum-sensitive disease. We also plan to initiate PICCOLO, a single-arm study of mirvetuximab monotherapy in later-line platinum-sensitive patients, in the third quarter of 2021. We also presented mature data from our Phase 1b FORWARD II trials of mirvetuximab plus Avastin ® (bevacizumab) in recurrent ovarian cancer in an oral presentation at the American Society for Clinical Oncology Annual Meeting in June 2021. With a 64% overall response rate, 11.8 month median duration of response, and 10.6 month median progression free survival, we believe the combination of mirvetuximab plus bevacizumab shows compelling activity in patients with high FRα recurrent ovarian cancer.

IMGN632 is an ADC comprised of a high-affinity antibody designed to target CD123 with site-specific conjugation to our most potent IGN payload. We are advancing IMGN632 in clinical trials for patients with blastic plasmacytoid dendritic cell neoplasm (BPDCN) and acute myeloid leukemia (AML). In October 2020, the FDA granted Breakthrough Therapy designation for IMGN632 for the treatment of patients with relapsed or refractory BPDCN. We have aligned with the FDA on a path to full approval in BPDCN, with an amendment to our ongoing 801 Phase 2 study to add a new cohort of up to 20 frontline patients. We expect to complete enrollment and generate top-line data for this cohort in the first half of 2022, with potential BLA submission in the second half of 2022.

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

We continue to advance additional pipeline programs. IMGC936 is an ADC in co-development with MacroGenics, Inc. designed to target ADAM9, an enzyme overexpressed in a range of solid tumors and implicated in tumor progression and metastasis. IMGC936 incorporates a number of innovations, including antibody engineering to extend the half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker and payload for improved stability and bystander activity. We presented preclinical data on IMGC936 at the American Association for Cancer Research Annual Meeting in April 2021, demonstrating anti-tumor activity in multiple solid tumor models, and we continue to enroll patients in the Phase 1 study for this program.

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

To date, we have not generated revenues from commercial sales of internal products, and we expect to continue to incur significant operating expenses related to research and development and potential commercialization of our portfolio over the next several years. As of June 30, 2021, we had $239.5 million in cash and cash equivalents compared to $293.9 million as of December 31, 2020.

Critical accounting policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our collaborative agreements, clinical trial accruals, and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. During the second quarter and first half of 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

RESULTS OF OPERATIONS

Revenues

In the second quarter and first half of 2021, total revenues increased $1.9 million and $4.3 million, respectively, compared to the second quarter and first half of 2020, driven by increases in non-cash royalty revenue, partially offset by decreases in license and milestone fees, both of which are discussed further below.

Non-cash royalty revenue related to the sale of future royalties

Kadcyla is a marketed ADC resulting from one of our development and commercialization licenses with the Roche Group, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In the second quarter and first half of 2021, non-cash royalty revenue increased $2.6 million and $5.2 million, respectively, compared to the second quarter and first half of 2020, driven primarily by increases in net sales of Kadcyla due to market expansion. We sold our rights to receive royalty payments on the net sales of Kadcyla through two separate transactions in 2015 and 2019. Following the 2019 transaction, OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, is entitled to receive all of these royalties. See further details regarding the royalty obligation in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year. License and milestone fee revenue decreased $0.7 million in the second quarter of 2021 compared to the second quarter of 2020 and decreased $0.8 million in the first half of 2021 compared to the first half of 2020, primarily due to the recognition of $0.9 million of previously deferred revenue in the second quarter and first half of 2020 related to the right to future technological improvements upon termination by Takeda of its license agreement.

Research and development expenses

Our research and development expenses relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes, (iv) regulatory activities, and (v) external manufacturing operations.

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
Research and Development Expenses	2021	2020	(Decrease)	2021	2020	(Decrease)
Preclinical and clinical testing	$24,085	$16,349	$7,736	$48,611	$36,604	12,007
Process and product development	1,421	1,349	72	2,868	2,477	391
Manufacturing operations	9,083	5,223	3,860	17,523	11,248	6,275
Total research and development expenses	$34,589	$22,921	$11,668	$69,002	$50,329	$18,673

Preclinical and clinical testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own, and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of clinical trials. Such expenses include personnel, third-party staffing, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. In the second quarter and first half of 2021, preclinical and clinical testing expenses increased by $7.7 million and $12.0 million, respectively, compared to the second quarter and first half of 2020 due primarily to increased clinical trial, personnel, and third-party staffing costs related to advancing the MIRASOL, SORAYA, and IMGC936 studies and increased third-party service fees in support of commercial readiness.

Process and product development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services, laboratory supplies, and facility expenses. Process and product development expenses increased $0.4 million in the first half of 2021 compared to the first half of 2020 due primarily to an increase in contract services.

Manufacturing operations

Manufacturing operations expense includes costs to have preclinical and clinical materials manufactured for our product candidates and quality control and quality assurance activities. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, and facility expenses. In the second quarter and first half of 2021, manufacturing operations expense increased $3.9 million and $6.3 million, respectively, compared to the second quarter and first half of 2020 due primarily to increases in external manufacturing activity across our programs, and to a lesser extent, increases in personnel and third-party staffing costs.

General and administrative expenses

General and administrative expenses decreased $39,000 in the second quarter of 2021 compared to the second quarter of 2020 and increased $1.3 million in the first half of 2021 compared to the first half of 2020. The increase in the first half of 2021 was primarily due to increases in professional services and personnel expenses, including greater stock-based compensation, partially offset by greater sublease income.

Restructuring charges

During the second quarter and first half of 2020, we recorded $0.8 million and $1.6 million, respectively, of incremental retention benefits related to the 2019 corporate restructuring. Additionally, we recorded a $(0.1) million adjustment to severance charges in the second quarter and first half of 2020. There were no restructuring charges recorded during the second quarter and first half of 2021.

Investment income, net

Investment income, net for the second quarter and first half of 2021 was $11,000 and $24,000, respectively, compared to $62,000 and $0.7 million for the second quarter and first half of 2020, respectively. The $0.7 million decrease in the first half of 2021 as compared to the 2020 period is due to a significant decrease in interest rates.

Non-cash interest expense on liability related to the sale of future royalties

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold in 2015. As described in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the second quarter and first half of 2021, we recorded $3.6 million and $8.2 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs, compared to $6.1 million and $11.8 million recorded in the second quarter and first half of 2020. We record interest expense at the imputed interest rate, which we currently estimate to be 20.3%. There are a number of factors that could materially affect the estimated interest rate, in particular, the amount and timing of royalty payments from future net sales of Kadcyla, and we will assess this estimate on a periodic basis. Future interest rates could differ significantly and, as a result, any such change in interest rate will be adjusted prospectively.

Other income (expense), net

Other income (expense), net consists substantially of foreign currency exchange gains (losses) related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill those obligations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our cash and cash equivalents, working capital, and shareholders’ equity as of June 30, 2021 and December 31, 2020, and cash flow activities for the six months ended June 30, 2021 and 2020 (in thousands):

	As of
	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$239,538	$293,856
Working capital	154,078	201,931
Shareholders’ equity	68,465	89,570

	Six Months Ended June 30,
	2021	2020
Cash used for operating activities	$(88,500)	$(56,508)
Cash (used for) provided by investing activities	(940)	1,382
Cash provided by financing activities	35,122	98,407

Cash flows

We require cash to fund our operating expenses, including the advancement of our clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in private and public markets and payments from our collaborators, including license fees, milestones, research funding, and royalties. We have also monetized our rights to receive royalties on Kadcyla for up-front consideration. As of June 30, 2021, we had $239.5 million in cash and cash equivalents. Net cash used for operations was $88.5 million and $56.5 million for the first half of 2021 and 2020, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, adjusted for non-cash items.

Net cash (used for) provided by investing activities was $(0.9) million and $1.4 million for the first half of 2021 and 2020, respectively. During the 2020 period, as a result of the restructuring at the end of the second quarter of 2019, we sold excess equipment generating proceeds of $1.4 million. Cash outflows for capital expenditures in the 2021 period consisted primarily of furniture and improvements related to COVID-19 compliance and dedicated equipment at third-party manufacturing vendors.

Net cash provided by financing activities was $35.1 million and $98.4 million for the first half of 2021 and 2020, respectively. During the first half of 2021, we sold 4,544,424 shares of our common stock under our Open Market Sale AgreementSM (Sale Agreement) with Jefferies, LLC as sales agent, dated December 18, 2020, generating net proceeds of $33.5 million. In January 2020, pursuant to a public offering, we issued and sold 24.5 million shares of common stock, resulting in net proceeds of $97.7 million. Net cash provided by financing activities for the first half of 2021 and 2020 also include proceeds from the exercise of stock options. We may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million under the Sale Agreement. Subsequent to June 30, 2021 and through the date of filing this report, we sold 1,891,030 shares of our common stock under the Sale Agreement, generating additional net proceeds of approximately $11.0 million after deducting offering commissions and expenses.

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

Contractual Obligations

We lease approximately 120,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, Massachusetts, with an initial term that expires on March 31, 2026, and 10,281 square feet of additional office space at 930 Winter Street, Waltham, Massachusetts through August 31, 2021. We are obligated to pay $25.8 million in minimum rental payments over the remaining terms of these leases. In addition, we are responsible for variable operating costs and real estate taxes approximating $3.1 million per year through March 2026. In 2020, we executed four agreements to sublease a total of approximately 65,000 square feet of the 830 Winter Street facility through March 2026. Two of the four sublease agreements include an early termination option after certain periods of time for an agreed-upon fee. Assuming these early termination options are not exercised, we will receive $14.6 million in minimum rental payments over the remaining term of the subleases. The sublessees will also be responsible for their proportionate share of variable operating expenses and real estate taxes.

As of June 30, 2021, we have noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for supply of our product candidates totaling $5.8 million, which will be paid in 2021. Additionally, pursuant to commercial agreements for future production of antibody, our noncancelable commitments total $30.5 million at June 30, 2021.

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

Third-Party Trademarks

Kadcyla and Avastin are registered trademarks of Genentech, Inc.

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

ITEM 6.      Exhibits

Exhibit No.		Description

10.1		Amended and Restated 2018 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 17, 2021)
10.2		Compensation Policy for Non-Employee Directors, as amended through June 16, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 17, 2021)
31.1		Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certifications of the principal executive officer and the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the quarterly report on Form 10-Q of ImmunoGen, Inc. for the quarter ended June 30, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: July 30, 2021	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2021	By:	/s/ Susan Altschuller, Ph.D.
Susan Altschuller, Ph.D.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)