Form 10-Q
period 2021-09-30
ImmunoGen, Inc.
filed 2021-10-29
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Shares of common stock, par value $.01 per share: 202,619,488 shares outstanding as of October 26, 2021.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Item		Page Number
	Part I
	Financial Information
1.	Financial Statements (Unaudited)	2

1a.	Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	2

1b.	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020	3

1c.	Consolidated Statements of Shareholders’ Equity (Deficit) for the three months ended March 31, June 30, and September 30, 2021 and the three months ended March 31, June 30, September 30, and December 31, 2020	4

1d.	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	5

1e.	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

3.	Quantitative and Qualitative Disclosures about Market Risk	24

4.	Controls and Procedures	24

	Part II
	Other Information
1A.	Risk Factors	24

6.	Exhibits	25

	Signatures	26

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

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$245,761	$293,856
Accounts receivable	221	35
Unbilled receivables	4,706	11
Contract assets	2,500	—
Non-cash royalty receivable	3,369	22,451
Prepaid and other current assets	14,330	7,901
Total current assets	270,887	324,254
Property and equipment, net of accumulated depreciation	4,636	5,760
Operating lease right-of-use assets	12,745	14,072
Other assets	8,535	10,986
Total assets	$296,803	$355,072
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$10,520	$9,538
Accrued compensation	4,718	4,620
Other accrued liabilities	34,718	29,320
Convertible 4.5% senior notes, net of deferred financing costs of $0 and $7, respectively	—	2,093
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $206 and $319, respectively	4,945	44,357
Current portion of operating lease liability	3,358	3,146
Current portion of deferred revenue	53,526	29,249
Total current liabilities	111,785	122,323
Deferred revenue, net of current portion	52,479	80,860
Operating lease liability, net of current portion	16,045	18,651
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $427 and $584, respectively	37,322	41,082
Other long-term liabilities	2,079	2,586
Total liabilities	219,710	265,502
Commitments and contingencies (Note I)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding as of each of September 30, 2021 and December 31, 2020	—	—
Common stock, $.01 par value; authorized 300,000 shares; issued and outstanding 202,443 and 194,998 shares as of September 30, 2021 and December 31, 2020, respectively	2,024	1,950
Additional paid-in capital	1,509,040	1,419,460
Accumulated deficit	(1,433,971)	(1,331,840)
Total shareholders’ equity	77,093	89,570
Total liabilities and shareholders’ equity	$296,803	$355,072

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Non-cash royalty revenue related to the sale of future royalties	$6,533	$18,087	$38,768	$45,159
License and milestone fees	2,677	97	3,086	1,325
Research and development support	—	5	10	17
Total revenues	9,210	18,189	41,864	46,501
Operating expenses:
Research and development	33,147	24,685	102,149	75,014
General and administrative	10,297	10,231	30,234	28,862
Restructuring charges	—	—	—	1,524
Total operating expenses	43,444	34,916	132,383	105,400
Loss from operations	(34,234)	(16,727)	(90,519)	(58,899)
Investment income, net	11	11	35	719
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(2,751)	(5,645)	(10,952)	(17,428)
Interest expense on convertible senior notes	—	(24)	(47)	(71)
Other (expense) income, net	(365)	11	(648)	(81)
Net loss	$(37,339)	$(22,374)	$(102,131)	$(75,760)
Basic and diluted net loss per common share	$(0.18)	$(0.13)	$(0.51)	$(0.44)
Basic and diluted weighted-average common shares outstanding	204,844	174,508	201,212	172,215
Total comprehensive loss	$(37,339)	$(22,374)	$(102,131)	$(75,760)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	150,136	$1,501	$1,209,846	$(1,287,468)	$(76,121)
Net loss	—	—	—	(29,088)	(29,088)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	86	1	239	—	240
Issuance of common stock, net of issuance costs	24,524	245	97,499	—	97,744
Restricted stock units vested	2	—	—	—	—
Restricted stock award forfeitures	(487)	(4)	4	—	—
Stock option and restricted stock compensation expense	—	—	3,122	—	3,122
Balance at March 31, 2020	174,261	$1,743	$1,310,710	$(1,316,556)	$(4,103)
Net loss	—	—	—	(24,298)	(24,298)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	122	1	424	—	425
Adjustment of issuance costs	—	—	(1)	—	(1)
Restricted stock units vested	157	1	(1)	—	—
Stock option and restricted stock compensation expense	—	—	3,409	—	3,409
Directors’ deferred share unit compensation	—	—	45	—	45
Balance at June 30, 2020	174,540	$1,745	$1,314,586	$(1,340,854)	$(24,523)
Net loss	—	—	—	(22,374)	(22,374)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	45	1	127	—	128
Stock option and restricted stock compensation expense	—	—	3,729	—	3,729
Directors’ deferred share unit compensation	—	—	149	—	149
Balance at September 30, 2020	174,585	$1,746	$1,318,591	$(1,363,228)	$(42,891)
Net loss	—	—	—	31,388	31,388
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	205	2	676	—	678
Issuance of common stock, net of issuance costs	19,972	200	96,328	—	96,528
Restricted stock units vested	236	2	(2)	—	—
Stock option and restricted stock compensation expense	—	—	3,718	—	3,718
Directors’ deferred share unit compensation	—	—	149	—	149
Balance at December 31, 2020	194,998	$1,950	$1,419,460	$(1,331,840)	$89,570
Net loss	—	—	—	(34,051)	(34,051)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	397	4	1,282	—	1,286
Issuance of common stock, net of issuance costs	4,544	45	33,447	—	33,492
Restricted stock units vested	2	—	—	—	—
Stock option and restricted stock compensation expense	—	—	3,674	—	3,674
Directors’ deferred share unit compensation	—	—	149	—	149
Balance at March 31, 2021	199,941	$1,999	$1,458,012	$(1,365,891)	$94,120
Net loss	—	—	—	(30,741)	(30,741)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	75	1	377	—	378
Conversion of convertible senior notes	239	3	997	—	1,000
Common stock issuance costs	—	—	(34)		(34)
Stock option and restricted stock compensation expense	—	—	3,598	—	3,598
Directors’ deferred share unit compensation	—	—	144	—	144
Balance at June 30, 2021	200,255	$2,003	$1,463,094	$(1,396,632)	$68,465
Net loss				(37,339)	(37,339)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	95	1	367	—	368
Issuance of common stock, net of issuance costs	2,150	21	12,336	—	12,357
Issuance of pre-funded warrant, net of issuance costs	—	—	29,765	—	29,765
Restricted stock award forfeitures	(57)	(1)	1	—	—
Stock option and restricted stock compensation expense	—	—	3,298	—	3,298
Directors’ deferred share unit compensation	—	—	179	—	179
Balance at September 30, 2021	202,443	$2,024	$1,509,040	$(1,433,971)	$77,093

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Nine Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(102,131)	$(75,760)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(35,035)	(45,159)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	10,952	17,428
Depreciation and amortization	1,555	1,569
Gain on sale/disposal of fixed assets and impairment charges	—	(691)
Stock and deferred share unit compensation	11,042	10,454
Change in operating assets and liabilities:
Accounts receivable	(186)	2,450
Unbilled receivable	(4,695)	996
Contract asset	(2,500)	3,631
Prepaid and other current assets	(6,429)	(2,450)
Operating lease right-of-use assets	1,327	1,110
Other assets	2,451	(4,786)
Accounts payable	1,354	(1,028)
Accrued compensation	98	(4,651)
Other accrued liabilities	5,153	8,829
Deferred revenue	(4,104)	3,094
Operating lease liability	(2,394)	(2,191)
Net cash used for operating activities	(123,542)	(87,155)
Cash flows from investing activities:
Purchases of property and equipment	(1,065)	(815)
Proceeds from sale of equipment	—	1,426
Net cash (used for) provided by investing activities	(1,065)	611
Cash flows from financing activities:
Payments upon settlement of convertible senior notes	(1,100)	—
Proceeds from issuance of common stock under stock plans	2,032	793
Proceeds from warrant issuance, net of $181 of transaction costs	29,765	—
Proceeds from common stock issuance, net of $143 and $230 of transaction costs, respectively	45,815	97,743
Net cash provided by financing activities	76,512	98,536
Net change in cash and cash equivalents	(48,095)	11,992
Cash and cash equivalents, beginning of period	293,856	176,225
Cash and cash equivalents, end of period	$245,761	$188,217

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

A.	Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-drug conjugates (ADCs). The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $102.1 million during the nine months ended September 30, 2021, and has an accumulated deficit of approximately $1.4 billion as of September 30, 2021. The Company has primarily funded these losses through payments received from its collaborations and equity, convertible debt, and other financings. To date, the Company has had no product revenue and management expects to continue to incur operating expenses related to research and development and potential commercialization of its portfolio over the next several years.

As of September 30, 2021, the Company had $245.8 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources will enable it to meet its operational expenses and capital expenditures for more than twelve months after the date these financial statements were issued. The Company may raise additional funds through equity, debt, or other financings, or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. There can be no assurance that the Company will be able to obtain additional equity, debt, or other financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, and/or clinical projects.

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

B.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The December 31, 2020 consolidated balance sheet presented for comparative purposes was derived from the Company’s audited financial statements, and certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

Significant Accounting Policies

Common Stock Warrants

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC

815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and remeasured each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss in the accompanying consolidated statements of operations and comprehensive loss.

Other than the accounting for warrants noted above, the significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2021 are consistent with those discussed in Note B to the consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K, except as described under Recently Adopted Accounting Pronouncements below.

Revenue Recognition

Transaction Price Allocated to Future Performance Obligations

Deferred revenue under ASC 606, Revenue from Contracts with Customers, represents the portion of the transaction price received under various contracts for which the associated performance obligation has not been satisfied (or has been partially satisfied) and includes unexercised contract options that are considered material rights. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $106.0 million. The Company expects to recognize revenue on approximately 50%, 38%, and 12% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively; however, it does not control when or if any collaborator will terminate existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract assets and contract liabilities during the nine months ended September 30, 2021 and 2020 (in thousands):

	Balance at				Balance at
Nine months ended September 30, 2021	December 31, 2020	Additions	Deductions	Impact of Netting	September 30, 2021
Contract asset	$—	$2,500	$—	$—	$2,500
Contract liabilities (deferred revenue)	$110,109	$25	$(4,129)	$—	$106,005

	Balance at				Balance at
Nine months ended September 30, 2020	December 31, 2019	Additions	Deductions	Impact of Netting	September 30, 2020
Contract asset	$3,631	$—	$(8,000)	$4,369	$—
Contract liabilities (deferred revenue)	$127,432	$50	$(1,325)	$4,369	$130,526

The Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$3,292	$72	$4,129	$1,300

During the nine months ended September 30, 2021, the Company recorded a contract asset of $2.5 million for a probable development milestone pursuant to its license agreement with Viridian Therapeutics, Inc. (Viridian), which was subsequently achieved in October 2021. The Company also recorded $0.2 million as license and milestone fee revenue for delivery of certain materials to Viridian that had been previously deferred, and $0.2 million of license and milestone fee revenue related to numerous collaborators’ rights to technological improvements that had been previously deferred. Additionally, the Company recorded $3.7 million of previously deferred non-cash royalty revenue related to the sale of rights to Kadcyla royalties, further details of which can be found in Note E, “Liability Related to Sale of Future Royalties.”

During the nine months ended September 30, 2020, the Company recorded $0.2 million as license and milestone fee revenue for delivery of certain materials to CytomX that had been previously deferred, and $1.1 million of license and milestone fee revenue related to numerous collaborators’ rights to technological improvements that had been previously deferred, which included $0.9 million related to the termination of a license agreement with Takeda. Additionally, a contract asset of $3.6 million, net of $4.4 million of related contract liabilities, was recorded for two probable milestones in 2019 pursuant to license agreements with CytomX and Novartis, which were subsequently achieved and paid during the nine months ended September 30, 2020.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of September 30, 2021 and December 31, 2020. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company held $245.8 million and $293.9 million, respectively, in cash and money market funds, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

During the nine months ended September 30, 2021, $1.0 million of outstanding convertible 4.5% senior notes were converted into 238,777 shares of the Company’s common stock. There was no similar activity during the nine months ended September 30, 2020.

The Company had $0.1 million and $0.7 million of accrued capital expenditures as of September 30, 2021 or December 31, 2020, respectively, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

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

As of September 30, 2021 and December 31, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis. The fair value of the Company’s cash equivalents is based on quoted prices from active markets (Level 1 inputs). The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled receivables, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature. The gross carrying amount and estimated fair value of the convertible 4.5% senior notes was $2.1 million and $4.3 million, respectively, as of December 31, 2020. The fair value of the convertible notes was influenced by interest rates, the Company’s stock price, stock price volatility, and by prices observed in trading activity for the convertible notes. However, because there were no trades involving the convertible notes since September 2019, the fair value as of December 31, 2020 used Level 3 inputs. During the nine months ended September 30, 2021, $1.0 million of outstanding convertible 4.5% senior notes converted into 238,777 shares of the Company’s common stock, with the remaining $1.1 million of convertible 4.5% senior notes paid in cash upon maturity on July 1, 2021.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Shares of the Company’s common stock underlying pre-funded warrants are included in the calculation of basic and diluted earnings per share. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted-average shares of common stock and participating securities (the two-class method). Shares of the Company’s restricted stock participate in any dividends that may be declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted loss per share is computed after giving consideration to the dilutive effect of stock options, convertible notes, and restricted stock that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for options and unvested restricted stock and the if-converted method for the convertible notes, are shown in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock/units at end of period	20,862	19,181	20,862	19,181
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock/units	2,116	929	2,743	1,112
Common stock equivalents under if-converted method for convertible notes	-	501	-	501

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of June 30, 2021, the Company was authorized to grant future awards under three employee share-based compensation plans, which are the ImmunoGen, Inc. Amended and Restated 2018 Employee, Director and Consultant Equity Incentive Plan (the 2018 Plan), the Employee Stock Purchase Plan (the ESPP), and the ImmunoGen Inducement Equity Incentive Plan (the Inducement Plan). At the annual meeting of shareholders on June 16, 2021, the 2018 Plan was amended to provide for the issuance of stock grants, the grant of options, and the grant of stock-based awards for up to an additional 6,600,000 shares of the Company’s common stock, as well as up to 22,392,986 shares of common stock, which represent the number of shares of common stock remaining under the 2018 Plan as of March 31, 2021, and awards previously granted under the 2018 Plan and the Company’s former stock-based plans, including the ImmunoGen, Inc. 2016 and 2006 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to March 31, 2021. The Inducement Plan was approved by the Board of Directors in December 2019, and pursuant to subsequent amendments, provides for the issuance of non-qualified option grants for up to 3,500,000 shares of the Company’s common stock. Options awarded under the two plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant under each of these plans.

The stock-based awards are accounted for under ASC 718, Compensation—Stock Compensation (“ASC 718”). Pursuant to ASC 718, the estimated grant date fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior among its option recipients. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividend	None	None	None	None
Volatility	82.7%	88.3%	85.2%	85.0%
Risk-free interest rate	0.95%	0.36%	0.68%	1.23%
Expected life (years)	6.0	6.0	6.0	6.0

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the three months ended September 30, 2021 and 2020 were $3.99 and $4.56 per share, respectively, and $5.34 and $4.57 for options granted during the nine months ended September 30, 2021 and 2020, respectively.

A summary of option activity under the Company’s equity plans for the nine months ended September 30, 2021 is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2020	18,398	$6.10
Granted	4,380	7.53
Exercised	(503)	3.34
Forfeited/Canceled	(1,415)	8.06
Outstanding at September 30, 2021	20,860	6.34

In 2020, the Company issued 2.6 million performance-based stock options to certain employees, all of which remain outstanding as of September 30, 2021, that will vest upon the achievement of specified performance goals. As of September 30, 2021, the Company determined it was not probable that any of these performance goals will be achieved and, therefore, no expense had been recorded to date. In October 2021, upon approval by the Compensation Committee of the Company’s Board of Directors, certain terms of the performance-based stock option award agreements were modified. Pursuant to ASC 718, the Company determined the modification to be a Type IV (improbable-to-improbable) modification, revalued the modified awards as of the modification date, and determined the modified performance goals were not probable of being achieved. The modified fair value of the performance-based stock options that could be expensed in future periods is $10.5 million.

A summary of restricted stock and restricted stock unit activity under the Company’s equity plans for the nine months ended September 30, 2021 is presented below (in thousands, except weighted-average data):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2020	61	$2.47
Vested	(2)	2.53
Forfeited	(57)	2.47
Unvested at September 30, 2021	2	$2.53

In June 2018, the Company's Board of Directors, with shareholder approval, adopted the ESPP. Following the automatic share increase on January 1, 2021, pursuant to the ESPP’s “evergreen” provision, an aggregate of 2,000,000 shares of common stock have been reserved for issuance under the ESPP. On June 30, 2021 and 2020, approximately 64,000, and 78,000 shares, respectively, were issued to participating employees at a fair value of $2.14 and $1.86 per share, respectively. The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes option-pricing model. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period.

Stock compensation expense related to stock options and restricted stock awards granted under the stock plans and the ESPP was $3.3 million and $10.6 million during the three and nine months ended September 30, 2021, respectively, compared to stock compensation expense of $3.7 million and $10.3 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the estimated fair value of unvested employee awards, exclusive of performance awards, was $28.3 million. The weighted-average remaining vesting period for these awards is approximately three years.

Segment Information

During all periods presented, the Company continued to operate in one reportable business segment under the management approach of ASC 280, Segment Reporting, which is the business of the discovery and development of ADCs for the treatment of cancer.

During the three and nine months ended September 30, 2021, 71% and 93%, respectively, of revenues were from Roche, consisting primarily of non-cash royalty revenue, compared to 99% and 97% of revenue from Roche in the three and nine months ended September 30, 2020, respectively. During the three months ended September 30, 2021, 28% of revenues were from Viridian. There were no other customers of the Company that generated significant revenues in the three or nine months ended September 30, 2021 and 2020.

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

C.Agreements

Significant Collaborative Agreements

Roche

In May 2000, the Company granted Genentech, now a member of the Roche Group, an exclusive license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC, Kadcyla, in the U.S., Japan, the European Union, and numerous other countries. In accordance with the Company’s revenue recognition policy, $38.8 million and $45.2 million of non-cash royalties on net sales of Kadcyla were recorded and included in non-cash royalty revenue for the nine months ended September 30, 2021 and 2020, respectively. Kadcyla sales occurring after January 1, 2015 were covered by a royalty purchase agreement whereby the associated cash, except for a residual tail, was initially remitted to Immunity Royalty Holdings, L.P. (IRH). In January 2019, the Company sold its residual tail to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million, as discussed further in Note E. Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties on the commercial sales of Kadcyla received from that date on.

Viridian

In October 2020, the Company entered into a license agreement with Viridian pursuant to which the Company granted Viridian the exclusive right to develop and commercialize an insulin-like growth factor-1 receptor (IGF-1R) antibody for all non-oncology indications that do not use radiopharmaceuticals in exchange for an upfront payment, with the potential to receive up to a total of $143.0 million in milestone payments plus royalties on the commercial sales of any resulting product. The total milestones are categorized as follows: development and regulatory milestones—$48.0 million; and sales milestones—$95.0 million. During the quarter ended September 30, 2021, a development milestone became probable of being achieved, which resulted in $2.5 million that was allocated to the delivered license being recorded as revenue and included in license and milestone fees for the three and nine months ended September 30, 2021. The development milestone was subsequently achieved in October 2021.

For additional information related to this agreement, as well as the Company’s other significant collaborative agreements, please read Note C, “Agreements - Significant Collaborative Agreements,” to the audited financial statements included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

D.Convertible 4.5% Senior Notes

In 2016, the Company issued convertible notes with an aggregate principal amount of $100.0 million, of which $2.1 million remained outstanding as of December 31, 2020. In June 2021, $1.0 million of outstanding convertible notes were converted into 238,777 shares of the Company’s common stock and the remaining $1.1 million outstanding was repaid in full by a cash payment upon maturity on July 1, 2021. The convertible notes were senior unsecured obligations with an interest rate of 4.5% per year, paid semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $47,000 and $71,000 of interest expense for the nine months ended September

30, 2021 and 2020, respectively. The Company analyzed the terms of the convertible notes and determined that under current accounting guidance the notes were entirely accounted for as debt, and none of the terms of the notes required separate accounting.

E.	Liability Related to Sale of Future Royalties

In 2015, IRH purchased the right to receive 100% of the royalty payments on commercial sales of Kadcyla subsequent to December 31, 2014 arising under the Company’s development and commercialization license with Genentech, until IRH had received aggregate royalties equal to $235.0 million or $260.0 million, depending on when the aggregate royalties received by IRH reach a specified milestone. Once the applicable threshold was met, the Company would thereafter have received 85% and IRH would have received 15% of the Kadcyla royalties for the remaining royalty term. At the consummation of the transaction, the Company received cash proceeds of $200 million. As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented net of the liability in the accompanying consolidated balance sheet and are being amortized to interest expense over the estimated life of the royalty purchase agreement. Although the Company sold its rights to receive royalties from the sales of Kadcyla, as a result of its then ongoing involvement in the cash flows related to these royalties, the Company continues to account for these royalties as revenue and recorded the $200.0 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that is being amortized using the interest method over the estimated life of the royalty purchase agreement.

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of Kadcyla to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a payment of $65.2 million (amount is net of $1.5 million in broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold to IRH as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as deferred revenue and will be amortized as the royalty revenue related to the residual rights is earned using the units of revenue approach. During the second quarter of 2021, the aggregate royalty threshold was met and, in accordance with the Company’s revenue recognition policy, $3.7 million of revenue related to the residual rights was recorded and is included in non-cash royalty revenue for the nine months ended September 30, 2021. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company continues to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the nine-month period ended September 30, 2021 (in thousands):

Nine Months Ended
September 30, 2021
Liability related to sale of future royalties, net — beginning balance	$85,439
Proceeds from sale of future royalties, net	—
Kadcyla royalty payments received and paid	(54,117)
Non-cash interest expense recognized	10,945
Liability related to sale of future royalties, net — ending balance	$42,267

The Company receives royalty reports and royalty payments related to sales of Kadcyla from Roche one quarter in arrears. As royalties are remitted to OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received from IRH will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense has resulted in an imputed annual interest rate of 10.5%, and a current imputed interest rate of 19.1% as of September 30, 2021. The Company periodically assesses the estimated royalty payments to IRH/OMERS, and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of Kadcyla are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from Kadcyla, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of Kadcyla are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

F.	Capital Stock

Pre-Funded Warrant

On August 11, 2021, the Company entered into a Securities Purchase Agreement (SPA) with RA Capital Healthcare Fund, L.P. (the Investor), pursuant to which the Company agreed to sell to the Investor a pre-funded warrant (the Pre-Funded Warrant) to purchase up to an aggregate of 5,434,782 shares of the Company’s common stock, par value $0.01 per share (common stock), for $5.51 per share of common stock underlying the Pre-Funded Warrant, which, together with the per share exercise price, is equal to $5.52. The private placement resulted in aggregate gross proceeds of $29.9 million, before $0.2 million of transaction costs.

The issuance and sale of the Pre-Funded Warrant under the SPA and the shares of common stock issuable upon exercise of the Pre-Funded Warrant were registered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-251502).

The Pre-Funded Warrant’s fundamental transaction provision does not provide the warrant holders with the option to settle any unexercised warrants for cash in the event of any fundamental transactions; rather, in all fundamental transaction scenarios, the warrant holder will only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the stockholders of the Company in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. The Pre-Funded Warrant also includes a separate provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 9.99% of the Company’s common stock. This threshold is subject to the Investor’s rights under the Pre-Funded Warrant to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the Investor to the Company

The Company has assessed the Pre-Funded Warrant for appropriate equity or liability classification pursuant to the Company’s accounting policy described in Note B, “Summary of Significant Accounting Policies.” During this assessment, the Company determined the Pre-Funded Warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480 and does not meet the definition of a derivative pursuant to ASC 815. The Pre-Funded Warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, the Company concluded that the Pre-Funded Warrant is a freestanding equity-linked financial instrument that meets the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the Pre-Funded Warrant is classified as equity and is accounted for as a component of additional paid-in capital at the time of issuance. The Company also determined that the Pre-Funded Warrant should be included in the determination of basic and diluted earnings per share in accordance with ASC 260, Earnings per Share.

Compensation Policy for Non-Employee Directors

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors are granted deferred share units upon initial election to the Board of Directors and annually thereafter. Initial awards and annual retainers vest quarterly over approximately three years and one year from the date of grant, respectively, contingent upon the individual remaining a director of ImmunoGen as of each vesting date. The number of deferred share units awarded is fixed per the policy on the date of the award. All unvested deferred share units will automatically vest immediately prior to the occurrence of a change of control. The redemption amount of deferred share units issued will be paid in shares of common stock of the Company on the date a director ceases to be a member of the Board of Directors.

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors also receive stock option awards upon initial election to the Board of Directors and annually thereafter. The directors received a total of 308,000 and 300,000 options during the nine months ended September 2021 and 2020, respectively, and the related compensation expense for the three and nine months ended September 30, 2021 and 2020 is included in the amounts discussed in the “Stock-Based Compensation” section of Note B above.

G.Restructuring Charges

During the nine months ended September 30, 2020, the Company recorded a $(0.1) million adjustment to severance charges and $1.6 million in incremental benefits related to the 2019 corporate restructuring.

A summary of payments made against the corporate restructuring charge related to the employee terminations in 2021 is as follows:

Employee
Termination
Benefits Costs
Balance at December 31, 2020	$784
Payments during the period	(278)
Balance at September 30, 2021	$506

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

The Company currently has a real estate lease with CRP/King 830 Winter L.L.C. for the rental of approximately 120,000 square feet of laboratory and office space at 830 Winter Street, Waltham, Massachusetts through March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years and is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. During 2020, the Company executed four subleases for approximately 65,000 square feet of this space in the aggregate through the remaining initial term of the lease. The balance of the space is being used by the Company. A second real estate lease with PDM 930 Unit, LLC for the rental of 10,281 square feet of additional office space at 930 Winter Street, Waltham, Massachusetts expired on August 31, 2021. The Company was required to pay certain operating expenses for the leased premises based on its pro-rata share of such expenses for the entire rentable space of the building.

The Company’s operating lease liabilities related to its real estate lease agreements were calculated using a collateralized incremental borrowing rate. The weighted average discount rate for the operating lease liability is approximately 11%. A 100 basis point change in the incremental borrowing rate would result in less than a $1 million impact to the ROU assets and liabilities recorded. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term, which was $3.0 million in each of the nine-month periods ended September 30, 2021 and 2020 and is included in operating expenses in the consolidated statement of operations. Cash paid against operating lease liabilities was $4.1 million in each of the nine-month periods ended September 30, 2021 and 2020. As of September 30, 2021, the Company’s ROU asset and lease liability for operating leases totaled $12.7 million and $19.4 million, respectively, and the weighted-average remaining term of the operating leases is 4.5 years.

The maturities of operating lease liabilities discussed above are as follows (in thousands):

2021 (three months remaining)	$1,265
2022	5,389
2023	5,510
2024	5,470
2025	5,490
Thereafter	1,376
Total lease payments	24,500
Less imputed interest	(5,097)
Total lease liabilities	$19,403

In addition to the amounts in the table above, the Company is also responsible for variable operating expenses and real estate taxes that are expected to approximate $3.1 million per year through March 2026.

Sublease Income

In 2020, the Company executed four agreements to sublease a total of approximately 65,000 square feet of the Company’s leased space at 830 Winter Street, Waltham, Massachusetts through March 2026. During the nine months ended September 30, 2021 and 2020, the Company recorded $3.7 million and $1.6 million of sublease income, respectively, inclusive of the sublessees’ proportionate share of operating expenses and real estate taxes for the period.

Two of the four sublease agreements include an early termination option after certain periods of time for an agreed-upon fee. Assuming no early termination option is exercised, the Company is entitled to receive $14.0 million in minimum rental payments over the remaining term of the subleases, which is not included in the operating lease liability table above. The sublessees are also responsible for their proportionate share of variable operating expenses and real estate taxes.

I.         Commitments and Contingencies

Manufacturing Commitments

As of September 30, 2021, the Company had noncancelable obligations under several agreements related to in-process and future manufacturing of antibody, drug substance, and cytotoxic agents required for supply of the Company’s product candidates totaling $3.1 million. Additionally, pursuant to commercial agreements for future production of antibody, our noncancelable commitments total $33.4 million at September 30, 2021.

Litigation

The Company is not a party to any material litigation.

J.Subsequent Events

Debiopharm

In May 2017, Debiopharm International S.A. (Debiopharm) acquired the Company’s IMGN529 program, a clinical-stage anti-CD37 ADC for the treatment of patients with B-cell malignancies, such as non-Hodgkin lymphomas (NHL). Under the terms of the Exclusive License and Asset Purchase agreement, the Company received a $25.0 million upfront payment for specified assets related to IMGN529 and an exclusive license to additional intellectual property necessary or useful for Debiopharm to develop and commercialize IMGN529. The Company also received a $5.0 million milestone payment upon transfer of ImmunoGen technologies related to the program.

In October 2021, the Company and Debiopharm amended their agreement, pursuant to which the Company is entitled to receive a percentage of all payments generated from future sublicenses of naratuximab emtansine, including upfront fees, milestones, and royalties, up to an aggregate of $30.0 million and in lieu of a potential $25.0 million development milestone payment under the original agreement.

License Commitment

In October 2021, as a result of a dispute regarding terms of a 2012 license agreement with a contract manufacturing vendor, the Company and vendor amended their agreement to replace certain annual fees and potential royalties payable by the Company on future sales of mirvetuximab with capped development and sales-based milestone payments totaling $18.0 million, of which $3.0 million was recorded as research and development expense during the nine months ended September 30, 2021.

The Company has evaluated all other events or transactions that occurred after September 30, 2021, up through the date the Company issued these financial statements. The Company did not have any other material recognized or unrecognized subsequent events during this period.

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

An ADC with our proprietary technology comprises an antibody that binds to a target found on tumor cells and is conjugated to one of our potent anti-cancer agents as a “payload” to kill the tumor cell once the ADC has bound to its target. ADCs are an expanding approach to the treatment of cancer, with eleven approved products and the number of agents in development growing significantly in recent years.

We have established a leadership position in ADCs with a portfolio of differentiated product candidates to address both solid tumors and hematological malignancies.

Managing the impact of the COVID-19 pandemic

Since the first quarter of 2020, we have continued to move our clinical studies forward while adapting to meet the evolving challenges of the COVID-19 pandemic. We implemented business continuity plans that enabled our workforce to remain productive while working from home; and our workforce returned to the office in mid-September 2021. From a manufacturing and supply chain perspective, we believe we have sufficient inventory on hand for all of our ongoing and upcoming studies. From a regulatory perspective, since the beginning of the pandemic, we have received timely reviews of our submissions to the U.S. Food and Drug Administration (FDA) and other health authorities covering our clinical trial applications.

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

Following consultation with the FDA, we moved forward with two new trials of mirvetuximab in FRα-high, platinum-resistant ovarian cancer: SORAYA, a single-arm clinical trial that, if successful, could lead to accelerated approval in this setting; and MIRASOL, a randomized Phase 3 clinical trial that, if successful, could lead to full approval in this setting. With patient enrollment in SORAYA completed in the second quarter of 2021, we expect to announce top-line data from this trial in the fourth quarter of 2021. We are actively enrolling MIRASOL and expect to report top-line data from this trial in the third quarter of 2022. If SORAYA is successful, we plan to submit a biologics license application (BLA) for accelerated approval of mirvetuximab in the applicable patient population to the FDA in the first quarter of 2022 and, thereafter, seek full approval on the basis of the confirmatory Phase 3 MIRASOL trial.

Beyond platinum-resistant ovarian cancer, our strategy is to move mirvetuximab into earlier lines of ovarian cancer therapy. To this end, we are supporting investigator-sponsored trials of mirvetuximab in combination with carboplatin in a single-arm study in the neoadjuvant setting and in a randomized study comparing mirvetuximab combined with carboplatin to standard of care in patients with recurrent platinum-sensitive disease. We also initiated PICCOLO, a single-arm study of mirvetuximab monotherapy in later-line platinum-sensitive patients, in the third quarter of 2021. In addition, we presented mature data from our Phase 1b FORWARD II trials of mirvetuximab plus Avastin ® (bevacizumab) in recurrent ovarian cancer in an oral presentation at the American Society for Clinical Oncology Annual Meeting in June 2021. With a 64% overall response rate, 11.8 month median duration of response, and 10.6 month median progression free survival, we believe the combination of mirvetuximab plus bevacizumab shows compelling activity in patients with high FRα recurrent ovarian cancer.

IMGN632 is an ADC comprised of a high-affinity antibody designed to target CD123 with site-specific conjugation to our most potent IGN payload. We are advancing IMGN632 in clinical trials for patients with blastic plasmacytoid dendritic cell neoplasm (BPDCN) and acute myeloid leukemia (AML). In October 2020, the FDA granted Breakthrough Therapy designation for IMGN632 for the treatment of patients with relapsed or refractory BPDCN. We have aligned with the FDA on a path to full approval in BPDCN, with an amendment to our ongoing 801 Phase 2 study, known as CADENZA, to add a new cohort of up to 20 frontline patients. We expect to complete enrollment and generate top-line data for this cohort in the first half of 2022, with potential BLA submission in the second half of 2022.

Our 802 study, which is a Phase 1b/2 study designed to determine the safety, tolerability, and preliminary antileukemia activity of IMGN632 when administered in combination with azacitidine and/or venetoclax to patients with relapsed and frontline CD123-positive AML, is in the dose-escalation phase, enrolling relapsed and refractory patients to determine the recommended Phase 2 dose of IMGN632 for combination regimens. We anticipate sharing data from this study at the American Society of Hematology Annual Meeting later this year.

We continue to advance additional pipeline programs. IMGC936 is an ADC in co-development with MacroGenics, Inc., designed to target ADAM9, an enzyme overexpressed in a range of solid tumors and implicated in tumor progression and metastasis. IMGC936 incorporates a number of innovations, including antibody engineering to extend the half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker and payload for improved stability and bystander activity. We presented preclinical data on IMGC936 at the American Association for Cancer Research Annual Meeting in April 2021, demonstrating anti-tumor activity in multiple solid tumor models, and we continue to enroll patients in the Phase 1 study for this program.

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

We expect that substantially all of our revenue for at least the next year will result from payments under our collaborative arrangements. For more information concerning these relationships, including their ongoing financial and accounting impact on our business, please read Note C, “Agreements - Significant Collaborative Agreements,” to our financial statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

To date, we have not generated revenues from commercial sales of internal products, and we expect to continue to incur significant operating expenses related to research and development and the potential commercialization of our portfolio over the next several years. As of September 30, 2021, we had $245.8 million in cash and cash equivalents compared to $293.9 million as of December 31, 2020.

Critical accounting policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our collaborative agreements, clinical trial accruals, and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. During the third quarter and first nine months of 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021, other than as described in Note B “Common Stock Warrants,” included in the Notes to the Consolidated Financial Statements for the period ended September 30, 2021 included herein.

RESULTS OF OPERATIONS

Revenues

In the third quarter and nine months ended September 30, 2021, total revenues decreased $9.0 million and $4.6 million, respectively, compared to the third quarter and nine months ended September 30, 2020, driven by lower non-cash royalty revenue, partially offset by increases in license and milestone fees, both of which are discussed further below.

Non-cash royalty revenue related to the sale of future royalties

Kadcyla is a marketed ADC resulting from one of our development and commercialization licenses with the Roche Group, through its Genentech unit. We receive royalty reports and payments related to sales of Kadcyla from Roche one quarter in arrears. In the third quarter and nine months ended September 30, 2021, non-cash royalty revenue decreased $11.6 million and $6.4 million, respectively, compared to the third quarter and nine months ended September 30, 2020. We sold our rights to receive royalty payments on the net sales of Kadcyla through two separate transactions in 2015 and 2019. Following the 2019 transaction, OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, is entitled to receive all of these royalties. The decreases in the current year periods are a result of the aggregate royalty threshold being met in the second quarter of 2021, effectively reducing the royalty payments under the 2015 transaction from 100% to 15% of Kadcyla royalty payments received over the remaining royalty term. See further details regarding the royalty obligation in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees may vary significantly from quarter to quarter and year to year. License and milestone fee revenue increased $2.6 million in the third quarter of 2021 compared to the third quarter of 2020 and increased $1.8 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a $2.5 million partner development milestone fee determined to be probable of achievement and recorded as revenue in the current period. No partner milestones were recorded during the prior year periods; however, during the nine months ended September 30, 2020, $0.9 million of previously deferred revenue was recognized related to the right to future technological improvements upon termination by Takeda of its license agreement.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
Research and Development Expenses	2021	2020	(Decrease)	2021	2020	(Decrease)
Preclinical and clinical testing	$23,484	$17,231	$6,253	$72,095	$53,835	18,260
Process and product development	2,030	1,522	508	4,898	3,999	899
Manufacturing operations	7,633	5,932	1,701	25,156	17,180	7,976
Total research and development expenses	$33,147	$24,685	$8,462	$102,149	$75,014	$27,135

Preclinical and clinical testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own, and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of clinical trials. Such expenses include personnel, third-party staffing, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. In the third quarter and nine months ended September 30, 2021, preclinical and clinical testing expenses increased by $6.3 million and $18.3 million, respectively, compared to the third quarter and nine months ended September 30, 2020 due primarily to increased clinical trial, personnel, and third-party staffing costs related to advancing the MIRASOL, SORAYA, and IMGC936 studies and increased third-party service fees in support of commercial readiness.

Process and product development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, contract services, laboratory supplies, and facility expenses. In the third quarter and nine months ended September 30, 2021, process and product development expenses increased $0.5 million and $0.9 million, respectively, compared to the third quarter and nine months ended September 30, 2020 due primarily to increased personnel and third-party staffing costs.

Manufacturing operations

Manufacturing operations expense includes costs to have preclinical and clinical materials manufactured for our product candidates and quality control and quality assurance activities. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, and facility expenses. In the third quarter and nine months ended September 30, 2021, manufacturing operations expense increased $1.7 million and $8.0 million, respectively, compared to the third quarter and nine months ended September 30, 2020 due primarily to increases in external manufacturing activity across our programs, and to a lesser extent, increases in personnel and third-party staffing costs.

General and administrative expenses

General and administrative expenses increased $0.1 million in the third quarter of 2021 compared to the third quarter of September 30, 2020 and increased $1.4 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in the nine months ended September 30, 2021 was primarily due to increases in professional services and personnel expenses, including greater stock-based compensation, partially offset by greater sublease income.

Restructuring charges

During the nine months ended September 30, 2020, we recorded $1.6 million of incremental retention benefits related to the 2019 corporate restructuring and a $(0.1) million adjustment to severance charges. There were no restructuring charges recorded during the third quarter of 2020 or the third quarter and nine months ended September 30, 2021.

Investment income, net

Investment income, net for the third quarter and nine months ended September 30, 2021 was $11,000 and $35,000, respectively, compared to $11,000 and $0.7 million for the third quarter and nine months ended September 30, 2020, respectively. The $0.7 million decrease in the nine months ended September 30, 2021 as compared to the 2020 period is due to a significant decrease in interest rates.

Non-cash interest expense on liability related to the sale of future royalties

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of Kadcyla arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold in 2015. As described in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as Kadcyla royalties are remitted directly to the purchaser. During the third quarter and nine months ended September 30, 2021, we recorded $2.8 million and $11.0 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs, compared to $5.6 million and $17.4 million recorded in the third quarter and nine months ended September 30, 2020. We record interest expense at the imputed interest rate, which we currently estimate to be 19.1%. There are a number of factors that could materially affect the estimated interest rate in the future, in particular, the amount and timing of royalty payments from future net sales of Kadcyla. We will assess this estimate on a periodic basis and any such change in interest rate will be adjusted prospectively.

Other (expense) income, net

Other (expense) income, net consists substantially of foreign currency exchange (losses) gains related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill those obligations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our cash and cash equivalents, working capital, and shareholders’ equity as of September 30, 2021 and December 31, 2020, and cash flow activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	As of
	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$245,761	$293,856
Working capital	159,102	201,931
Shareholders’ equity	77,093	89,570

	Nine Months Ended September 30,
	2021	2020
Cash used for operating activities	$(123,542)	$(87,155)
Cash (used for) provided by investing activities	(1,065)	611
Cash provided by financing activities	76,512	98,536

Cash flows

We require cash to fund our operating expenses, including the advancement of our clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in private and public markets and payments from our collaborators, including license fees, milestones, research funding, and royalties. We have also monetized our rights to receive royalties on Kadcyla for up-front consideration. As of September 30, 2021, we had $245.8 million in cash and cash equivalents. Net cash used for operations was $123.5 million and $87.2 million for the nine months ended 2021 and 2020, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, adjusted for non-cash items.

Net cash (used for) provided by investing activities was $(1.1) million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. Cash outflows for capital expenditures in both periods consisted primarily of furniture and improvements related to COVID-19 safety measures and dedicated equipment at third-party manufacturing vendors. During the 2020 period, as a result of the restructuring at the end of the second quarter of 2019, we sold excess equipment generating proceeds of $1.4 million.

Net cash provided by financing activities was $76.5 million and $98.5 million for the nine months ended September 30, 2021 and 2020, respectively. In August 2021, we entered into a Securities Purchase Agreement with RA Capital Healthcare Fund, L.P., or the Investor, pursuant to which the Company agreed to sell to the Investor a pre-funded warrant to purchase up to an aggregate of 5,434,782 shares of the Company’s common stock, resulting in net proceeds of $29.8 million. Additionally, during 2021, we sold 6,694,600 shares of our common stock under our Open Market Sale AgreementSM with Jefferies, LLC as sales agent, dated December 18, 2020, generating net proceeds of $45.8 million. In January 2020, pursuant to a public offering, we issued and sold 24.5 million shares of common stock, resulting in net proceeds of $97.7 million. Net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 also includes proceeds from the exercise of stock options.

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

Contractual Obligations

We lease approximately 120,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, Massachusetts, with an initial term that expires on March 31, 2026. In August 2021, a second real estate lease for 10,281 square feet of office space at 930 Winter Street, Waltham, Massachusetts expired. We are obligated to pay $24.5 million in minimum rental payments over the remaining term of the 830 Winter Street lease. In addition, we are responsible for variable operating costs and real estate taxes approximating $3.1 million per year through March 2026. In 2020, we executed four agreements to sublease a total of approximately 65,000 square feet in the aggregate of the 830 Winter Street facility through March 2026. Two of the four sublease agreements include an early termination option after certain periods of time for an agreed-upon fee. Assuming these early termination options are not exercised, we will receive $14.0 million in minimum rental payments over the remaining term of the subleases. The sublessees will also be responsible for their proportionate share of variable operating expenses and real estate taxes.

As of September 30, 2021, we had noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for supply of our product candidates totaling $3.1 million. Additionally, pursuant to commercial agreements for future production of antibody, our noncancelable commitments total $33.4 million at September 30, 2021.

In October 2021, as a result of a dispute regarding terms of a 2012 license agreement with a contract manufacturing vendor, the Company and vendor amended their agreement to replace certain annual fees and potential royalties payable by the Company on future sales of mirvetuximab with capped development and sales-based milestone payments totaling $18.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021 and there have been no material changes to our market risks, or to our management of such risks, as set forth in such Annual Report on Form 10-K.

ITEM 4.     Controls and Procedures

(a)	Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our principal executive and principal financial officers have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

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

ITEM 6.      Exhibits

Exhibit No.		Description

4.1		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 12, 2021)
10.1

Securities Purchase Agreement dated August 11, 2021 between ImmunoGen, Inc. and RA Capital Healthcare Fund L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 12, 2021)

31.1		Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certifications of the principal executive officer and the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the quarterly report on Form 10-Q of ImmunoGen, Inc. for the quarter ended September 30, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: October 29, 2021	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2021	By:	/s/ Susan Altschuller, Ph.D.
Susan Altschuller, Ph.D.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)