Form 10-K
period 2021-12-31
ImmunoGen, Inc.
filed 2022-02-28
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq Global Select Market, of common stock held by non-affiliates at June 30, 2021: $1,314,157,331 (excludes shares held by executive officers and directors). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common stock outstanding at February 16, 2022: 220,530,899 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement on Schedule 14A to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 15, 2022 are incorporated by reference into Part III of this report.

ImmunoGen, Inc.

Form 10-K

Forward-looking statements

The Annual Report on Form 10-K includes forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, these forward-looking statements relate to analyses and other information that are based on beliefs, expectations, assumptions, and forecasts of future results and estimates of amounts that are not yet determinable. These statements also relate to our prospects, future developments, product candidates, and business strategies.

These forward-looking statements are identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms and phrases, including references to assumptions.

The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the initiation, cost, timing, progress and results of our current and future research and development activities, preclinical studies, and clinical trials;
●	the timing of, and our ability to obtain, regulatory approvals for our product candidates, including mirvetuximab soravtansine;
●	our ability to advance any product candidates into, and successfully complete, clinical trials;
●	the timing of our release of future data;
●	the potential benefits of our product candidates;
●	the potential benefits of our licensing arrangements;
●	our expected sources of future revenues, including from our licensing arrangements;
●	our estimates regarding expenses, capital requirements, the sufficiency of our current and expected cash resources, and our need for additional financing;
●	the effect of the novel coronavirus (COVID-19) pandemic on the economy generally and on our business and operations specifically, including our research and development efforts, our clinical trials and our employees, and the potential disruptions in supply chains and to our third-party manufacturers, including the availability of materials and equipment; and
●	our commercialization, marketing, and manufacturing capabilities and strategy.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Additionally, these forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties, and other factors are described in detail in the “Risk Factors” section and in other sections of this report.

The forward-looking statements contained herein represent our views as of the date of this Annual Report on Form 10-K. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk Factors Summary

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed further in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Our business is subject to the following principal risks and uncertainties:

●	We have a history of operating losses, expect to incur significant additional operating losses, and may never be profitable.
●	A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business and our financial results.

●	If our Antibody-Drug Conjugate technology does not produce safe, effective, and commercially viable products or if such products fail to obtain or maintain FDA approval, our business will be severely harmed.
●	Clinical trials for our product candidates and those of our collaborators will be lengthy and expensive, and their outcome is uncertain.
●	Interim, top-line, or preliminary data from our clinical trials that we announce may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We currently do not have the direct sales, marketing, or distribution capabilities necessary to successfully commercialize our products on a large scale and may be unable to establish such capabilities.
●	If we are unable to protect our intellectual property rights adequately, the value of our technology and our product candidates could be diminished.
●	We expect to file for approval for mirvetuximab soravtansine from the FDA through the use of accelerated approval pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials beyond those that we currently contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.
●	Side effects, serious adverse events, or other undesirable properties could arise from the use of mirvetuximab soravtansine or our other clinical product candidates and, in turn, could delay or halt clinical trials, delay or prevent its regulatory approval, limit the commercial profile of its labeling, if approved, or result in significant negative consequences following any marketing approval.
●	We have received orphan drug designation for mirvetuximab soravtansine and other product candidates for specified indications; we may seek additional orphan drug designation for additional indications and for our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.
●	As our business grows, we will become increasingly subject to additional healthcare regulation and enforcement by various government entities, and our failure to strictly adhere to these regulatory regimes could have a detrimental impact on our business.
●	We depend on our key personnel, and we must continue to attract and retain key employees and consultants.
●	Our stock price may be volatile and fluctuate significantly and results announced by us and our collaborators or competitors could cause our stock price to decline.

Note Regarding Third-Party Trademarks

KADCYLA® is a registered trademark of Genentech, Inc. KYMRIAH® is a registered trademark of Novartis AG. Probody is a trademark of CytomX. ELZONRIS® is a registered trademark of Menarini Group. Any other trademarks referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

An ADC with our proprietary technology comprises an antibody that binds to a target found on tumor cells and is conjugated to one of our potent anti-cancer agents as a “payload” to kill the tumor cell once the ADC has bound to its target. ADCs are an expanding class of anti-cancer therapeutics, with twelve approved products and the number of agents in development growing significantly in recent years.

We have established a leadership position in ADCs with a portfolio of differentiated product candidates addressing both solid tumors and hematologic malignancies.

Mirvetuximab Soravtansine

Our lead program is mirvetuximab soravtansine (mirvetuximab), a first-in-class investigational ADC targeting folate receptor alpha (FRα), a cell-surface protein over-expressed in a number of epithelial tumors, including ovarian, endometrial, and non-small-cell lung cancers. Following consultation with the U.S. Food and Drug Administration (FDA), we initiated two trials of mirvetuximab in patients with platinum-resistant ovarian cancer whose tumors express high levels of FRα (FRα-high): SORAYA, a single-arm clinical trial that could lead to accelerated approval, pending FDA review; and MIRASOL, a randomized Phase 3 clinical trial that, if successful, could lead to full approval in this setting.

SORAYA was designed to study mirvetuximab in patients with FRα-high platinum-resistant epithelial ovarian, primary peritoneal, or fallopian tube cancer and who have been treated with up to three prior regimens—at least one of which included bevacizumab. The primary endpoint for the study was confirmed objective response rate (ORR) as assessed by investigator, including complete and partial responses, and the key secondary endpoint was duration of response (DOR). ORR was also assessed by blinded independent central review (BICR). The study was designed to assess ORR as compared to a null hypothesis of a 12% ORR, based on expectations with available single agent chemotherapy from the AURELIA study in patients with platinum-resistant ovarian cancer and one to two prior lines of therapy.

SORAYA enrolled 106 patients with a median of three prior lines of therapy (range one to four; 51% had three prior lines of therapy and 48% had one to two prior lines of therapy). All patients received prior bevacizumab; 48% of patients received a prior poly ADP-ribose polymerase (PARP) inhibitor. As of the November 16, 2021 cutoff date, the median follow-up time was 8.1 months.

ORR by investigator was 32.4% (95% confidence interval (CI): 23.6%, 42.2%), including five complete responses (CRs). ORR by BICR was 31.6% (95% CI: 22.4%, 41.9%), including five CRs. Responses were observed regardless of prior PARP inhibitor or number of prior lines of therapy.

As of the November 16, 2021 cutoff date, median DOR was 5.9 months (95% CI: 5.6, 7.7). With nearly half of responders continuing on therapy, the duration of response continues to evolve, and, with longer follow-up, median DOR could increase.

Mirvetuximab was observed to be well-tolerated, consistent with safety data seen in more than 700 patients treated in the broader mirvetuximab program. Treatment-related adverse events (AEs) led to dose reductions in 19% of patients, dose delays in 32% of patients, and discontinuations in 7% of patients.

The most common treatment-related AEs included blurred vision (41% all grades; 6% grade 3+), keratopathy (35% all grades; 9% grade 3+), and nausea (29% all grades; 0% grade 3+).

We plan to submit a biologics license application (BLA) to the FDA in the first quarter of 2022 for accelerated approval of mirvetuximab in second through fourth-line patients with FRα-positive, platinum-resistant ovarian cancer. Thereafter, we plan to seek full approval pending a positive MIRASOL Phase 3 trial.

Beyond FRα-high, platinum-resistant ovarian cancer in patients who had one or more prior lines of therapy, our strategy is to move mirvetuximab into platinum-sensitive disease through supplemental approval and become the combination agent of choice in ovarian cancer. To this end, we initiated PICCOLO, a single-arm study of mirvetuximab monotherapy in later-line platinum-sensitive patients. We have also generated encouraging data in recurrent platinum-sensitive disease with the combination of mirvetuximab plus carboplatin and are supporting investigator-sponsored trials (ISTs) with this combination in a single-arm study in the neoadjuvant setting and in a randomized study comparing mirvetuximab combined with carboplatin to standard of care in patients with recurrent platinum-sensitive disease. We also intend to initiate a company-sponsored single-arm Phase 2 study (0420) of this combination followed by mirvetuximab continuation in FRα-low, medium, and high patients with platinum-sensitive disease. Results from this study and our ongoing ISTs will inform a path to the potential registration for mirvetuximab plus carboplatin and, in parallel, could support compendia listing for this combination.

In addition, we presented mature data from our Phase 1b FORWARD II trial of mirvetuximab plus Avastin® (bevacizumab) in recurrent ovarian cancer in an oral presentation at the American Society for Clinical Oncology Annual Meeting in June 2021. The combination demonstrated a 64% ORR, 11.8 month median DOR, and 10.6 month median progression free survival. Most AEs were low grade and the most common treatment related adverse events were gastrointestinal or ocular issues. We believe these data could support compendia listing for this combination in close proximity to the initial monotherapy approval of mirvetuximab. Furthermore, we recently aligned with FDA on GLORIOSA, a potential randomized Phase 3 study of mirvetuximab plus bevacizumab maintenance in FRα-high recurrent platinum-sensitive disease. We expect to initiate this potential label-enabling study in the second quarter of 2022.

Pivekimab Sunirine

Pivekimab sunirine (pivekimab, formerly known as IMGN632) is an ADC comprised of a high-affinity antibody designed to target CD123 with site-specific conjugation to a DNA-alkylating payload of the novel IGN (indolinobenzodiazepine pseudodimer) class. Our IGNs are designed to alkylate DNA without cross-linking, which has provided a broad therapeutic index in preclinical models. We are advancing pivekimab in clinical trials for patients with blastic plasmacytoid dendritic cell neoplasm (BPDCN) and acute myeloid leukemia (AML).

BPDCN is a rare form of blood cancer, with an annual incidence of between 500 and 1,000 patients in the US. In October 2020, the FDA granted Breakthrough Therapy designation for pivekimab for the treatment of patients with relapsed or refractory BPDCN. Based on feedback from the FDA, we amended our ongoing 801 Phase 2 study, known as CADENZA, to include a new cohort of up to 20 frontline BPDCN patients. We expect to generate top-line data for this frontline cohort in the second half of 2022. At the 2021 American Society of Hematology (ASH) Annual Meeting in December 2021, we presented a poster highlighting three frontline patients who were enrolled in Study 801 prior to opening of the pivotal frontline cohort; all three of these patients achieved clinical complete response (CRc) as of the data cutoff date.

Our 802 study, which is a Phase 1b/2 study designed to determine the safety, tolerability, and preliminary antileukemia activity of pivekimab when administered in combination with azacytidine (AZA) and venetoclax (VEN) to patients with relapsed and frontline CD123-positive AML, is in dose-escalation, enrolling relapsed and refractory (R/R) patients to determine the recommended Phase 2 dose of pivekimab for the triplet combination regimen. At ASH 2021, we shared data in an oral presentation showing responses across all cohorts/doses and schedules (efficacy evaluable population, n=46). As of the cutoff date, the ORR was 48%, with a composite complete remission (CCR) rate of 30%. Higher intensity cohorts (n=29) were associated with higher response rates, including an ORR of 59% and a CCR rate of 38%. Significant activity was also observed in the FLT3 mutant subset (n=9), with ORR and CCR rates of 89% and 78%, respectively. The toxicity profile was manageable in this R/R AML population with multiple prior therapies. The most common treatment emergent AEs of any grade seen in >20% of patients were infusion-related reactions, febrile neutropenia, dyspnea, fatigue, hypophosphatemia, diarrhea, hypokalemia, nausea, vomiting, and pneumonia. Cytopenias and infections were consistent with those observed with the AZA+VEN regimen in this R/R population. No tumor lysis syndrome, veno-occlusive disease, capillary leak, or cytokine release were observed. The 30-day mortality was 0%.

We are in the final stages of determining the recommended Phase 2 dose for this triplet combination and expect to initiate expansion cohorts in relapsed and frontline patients this year.

Other Pipeline Programs

We continue to advance our earlier-stage pipeline programs. IMGC936 is an ADC in co-development with MacroGenics, Inc. that is designed to target ADAM9, an enzyme over-expressed in a range of solid tumors and implicated in tumor progression and metastasis. IMGC936 incorporates a number of innovations, including antibody engineering to extend half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker and payload designed for improved stability and bystander activity. We presented preclinical data on IMGC936 at the American Association for Cancer Research (AACR) Annual Meeting in April 2021, demonstrating anti-tumor activity in multiple solid tumor models. We continue to enroll patients in the Phase 1 study for this program and expect initial data in 2022.

IMGN151 is our next generation anti-FRα product candidate in preclinical development. This ADC integrates innovation in each of its components, which we believe may enable IMGN151 to address patient populations with lower levels of FRα expression, including tumor types outside of ovarian cancer. In January 2022, we submitted an IND application to evaluate IMGN151 in a planned Phase 1 clinical trial in patients with recurrent endometrial cancer and recurrent, high-grade serous epithelial ovarian, primary peritoneal, or fallopian tube cancers. In February 2022, the FDA placed a clinical hold on our IND application pending the resolution of certain chemistry, manufacturing, and controls, or CMC, information requests. We are generating data responsive to the requests and anticipate filing these responses mid-year, which we believe will enable us to proceed with the study in due course thereafter.

Collaborations and Out-Licenses

Over the last 40 years, we believe ImmunoGen has assembled the most comprehensive ‘‘toolbox’’ in the ADC field. Our platform technology combines advanced chemistry and biochemistry with innovative approaches to antibody optimization, with a focus on increasing the diversity and potency of our payload agents, advancing antibody-payload linkage and release technologies, and integration of novel approaches to antibody engineering. These capabilities have enabled us to generate a pipeline of novel candidates with potent anti-tumor activity and favorable safety profiles that we can develop as monotherapies and in combination with existing and novel therapies.

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

Below is a table setting forth our current licensed ADC partnerships and status of the most advanced program in each partnership:

Partner	Licensed targets/compounds	Status of Most Advanced Program
Roche	HER2, 4 other[1]	Marketed
Huadong	Mirvetuximab – Greater China	Phase 3
CytomX	CD166, EpCAM	Phase 2
Debiopharm	CD37[2]	Phase 2
Bayer	Mesothelin	Phase 1
Novartis	cKit, pCadherin, CDH6, CCR7, 1 other[1]	Phase 1
Oxford BioTherapeutics/Menarini	CD205[3]	Phase 1
Fusion	Undisclosed	Phase 1
Viridian	IGF-1R non-cancer radiopharmaceuticals	Phase 1

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

In 2015, Immunity Royalty Holdings, L.P. (IRH) paid us $200 million to purchase our right to receive 100% of the royalty payments on commercial sales of KADCYLA arising under our development and commercialization license with Genentech, until IRH had received aggregate KADCYLA royalties equal to $235 million or $260 million, depending on when the aggregate KADCYLA royalties received by IRH reached a specified milestone. Once the applicable threshold was met, we would thereafter have received 85% and IRH would have received 15% of the KADCYLA royalties for the remaining royalty term. In January 2019, we sold our residual rights to receive royalty payments on commercial sales of KADCYLA to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for $65.2 million, net of fees. Simultaneously, OMERS purchased IRH’s right to the royalties we previously sold to IRH as described above, thereby obtaining the rights to 100% of the royalties received from that date on.

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

Huadong

In October 2020, we entered into a collaboration and license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong) a subsidiary of Huadong Medicine Co., Ltd., under which Huadong will exclusively develop and commercialize mirvetuximab in the People’s Republic of China, Hong Kong, Macau, and Taiwan, which we refer to as Greater China. Under the terms of the collaboration and license agreement, we received a non-refundable upfront payment of $40 million and are eligible to receive additional payments of up to $265.0 million as certain development, regulatory, and net sales milestones are achieved. We are also eligible to receive tiered low double digit to high teen royalties as a percentage of mirvetuximab commercial sales by Huadong in Greater China. Huadong is responsible for the development and commercialization of mirvetuximab in Greater China except in limited circumstances. In addition, we granted Huadong a right of first negotiation if we determine to enter into an agreement to grant a third party rights in Greater China to develop or commercialize a product, other than mirvetuximab, that specifically binds to FRα. We retain all rights to mirvetuximab in the rest of the world. The standard termination provisions discussed below apply to this license.

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

Debiopharm

 In May 2017, Debiopharm International S.A. (Debiopharm) acquired our IMGN529 program, a clinical-stage anti-CD37 ADC for the treatment of patients with B-cell malignancies, such as non-Hodgkin lymphomas (NHL). Under the terms of the Exclusive License and Asset Purchase agreement, we received a $25.0 million upfront payment for specified assets related to IMGN529 and an exclusive license to additional intellectual property necessary or useful for Debiopharm to develop and commercialize IMGN529 (now known as Debio 1562). We also received a $5.0 million milestone payment upon transfer of certain ImmunoGen technologies related to the program and were entitled to receive a $25.0 million milestone payment upon IMGN529 entering a Phase 3 clinical trial.

In October 2021, we and Debiopharm amended the Exclusive License and Asset Purchase agreement, pursuant to which we are entitled to receive a percentage of all payments generated from future sublicenses of Debio 1562, including upfront fees, milestones, and royalties, up to an aggregate of $30.0 million and in lieu of the potential $25.0 million development milestone payment under the original agreement. The standard termination provisions discussed below apply to this agreement.

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

Oxford BioTherapeutics/Menarini

In 2013, we granted Amgen, Inc. (Amgen) an exclusive development and commercialization license to our maytansinoid ADC technology for use with antibodies that target CD205 under a now-expired right-to-test agreement, which Amgen sublicensed to Oxford BioTherapeutics, which is developing MEN 1309 with Menarini. With respect to this license, we are entitled to receive up to a total of $34 million in milestone payments, plus royalties on the commercial sales of any resulting products. Amgen (or its sublicensee(s)) is responsible for the manufacturing, product development, and marketing of any products resulting from this development and commercialization license. The standard termination provisions discussed below apply to this license.

Fusion

In December 2016, we entered into an exclusive license agreement to a specified target with Fusion Pharmaceuticals Inc. (Fusion). We are entitled to receive up to a total of $50 million in milestone payments plus royalties on the commercial sales of any resulting products. Fusion is responsible for the manufacturing, development, and marketing of any products resulting from the license. The standard termination provisions discussed below apply to this license.

Viridian

In October 2020, we entered into a license agreement with Viridian Therapeutics, Inc. (Viridian) pursuant to which we granted Viridian the exclusive right to develop and commercialize an insulin-like growth factor-1 receptor (IGF-1R) antibody for all non-oncology indications that do not use radiopharmaceuticals in exchange for an upfront payment, with the potential to receive up to a total of $143.0 million in milestone payments plus royalties on the commercial sales of any resulting product. Viridian is responsible for the manufacturing, development, and marketing of any products resulting from the license agreement. The standard termination provisions discussed below apply to this license.

Standard Termination Provisions

Standard termination provisions in our license agreements state that the partner may terminate the agreement for convenience at any time upon prior written notice to us. The agreement may also be terminated by either party for a material breach by the other, subject to notice and cure provisions. We may also terminate certain of these agreements upon the occurrence of specified events. Upon termination, the partner’s rights to our intellectual property with respect to the applicable target are canceled and could then be used by us or re-licensed for that target. Unless earlier terminated, each agreement will continue in effect until the expiration of partner’s royalty obligations, which are determined on a product-by-product and country-by-country basis. For each product and country, royalty obligations commence upon first commercial sale of that product in that country and extend until the later of either the expiration of the last-to-expire ImmunoGen patent covering that product in that country or the expiration for that country of the minimum royalty period specified in the agreement.

Other Agreements

From time to time, we have entered into additional agreements with some of our collaborators pursuant to which we have provided certain Chemistry, Manufacturing and Controls (CMC)-related development and pre-pivotal ADC manufacturing services, or supplied ADC payloads, with respect to products they are developing under their licenses with us, with respect to which we have been entitled to receive payments at mutually negotiated rates.

Patents, Trademarks and Trade Secrets

ImmunoGen has a substantial and robust intellectual property portfolio comprising nearly 1,500 issued patents and over 600 pending patent applications on a worldwide basis. Our intellectual property strategy centers on obtaining high quality patent protection directed to various embodiments of our proprietary technologies and product candidates. Using this strategy, our ADC technology and our product candidates are protected through a multi-layered approach. In this regard, we have patents and patent applications covering antibodies and other cell binding agents, linkers, cytotoxic payload agents (e.g., tubulin-acting maytansinoids, DNA-alkylating IGNs, and DNA-acting camptothecins), conjugation methodologies and complete ADCs, comprising one or more of these components, as well as methods of making and using each of the above. Typically, multiple issued patents and pending patent applications cover various embodiments of each of ImmunoGen’s and our licensees’ product candidates.

We consider our tubulin-acting maytansinoid, DNA-alkylating IGN, and DNA-acting camptothecin cytotoxic payload agent technologies to be key components of our overall patent strategy. With regard to our tubulin-acting maytansinoid cytotoxic payload agents, we currently own 22 issued U.S. patents covering various embodiments of our maytansinoid technology including those with claims directed to certain maytansinoids, including DM4 and DM21, and methods of manufacturing of DM1, DM4, and DM21, as well as methods of using the same. These issued patents remain in force until various times between 2022 and 2038. With regard to our IGN payload agents, we have 35 issued U.S. patents covering various aspects of our DNA-acting cytotoxic payload agents, which will expire at various times between 2030 and 2042. With regard to our camptothecin agents, we have an issued U.S. patent covering various aspects of our camptothecin cytotoxic payload agents, which expires in 2040. In all cases, we have received or are applying for comparable patent protection in other major commercial and manufacturing jurisdictions, including Europe, Japan, and China. In nearly all cases for our maytansinoid, IGN, and camptothecin patent portfolios, we have additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these technologies which, upon issuance or grant, will extend our patent protection term over these technologies by several additional years.

Our intellectual property strategy also includes pursuing patents directed to linkers, antibodies, conjugation methods, ADC formulations and the use of specific antibodies and ADCs to treat certain diseases. In this regard, we have 22 issued patents related to many of our linker technologies, as well as additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these linker technologies, including methods of making the linkers and antibody maytansinoid conjugates comprising these linkers. These issued patents remain in force until various times between 2023 and 2034. We also have 20 issued U.S. patents covering methods of assembling ADCs from their constituent antibody, linker, and cytotoxic payload agent moieties. These issued patents will expire between 2026 and 2040. In nearly all instances for both our linker and conjugation patent portfolios, we have additional pending patent applications disclosing and claiming many other related and strategically important embodiments of these technologies which, upon issuance or grant, would extend our patent protection term over these technologies by several additional years. In all cases, we have received or are applying for comparable patents in other major commercial and manufacturing jurisdictions including Europe, Japan, and China.

We also file, prosecute, and maintain a substantial portfolio of patents and patent applications specifically directed to ImmunoGen’s and our licensees’ ADC candidates. In this regard, we craft a detailed patent protection strategy for each ADC as it approaches clinical evaluation. Such strategies make use of the patents and patent applications described in the preceding paragraphs, as well as ADC-specific filings, to create a multi-layered and multi-jurisdictional patent protection approach for each ADC as it enters the clinic. In addition to the platform patent strategy described above and specific to mirvetuximab, we have 21 issued U.S. patents and 13 pending U.S. applications covering various embodiments of the composition of matter and methods of treatment using mirvetuximab, expiring at various times between 2031 and 2042. These ADC-specific patent strategies are intended to provide the exclusivity basis for revenue and royalties arising from commercial development of each of ImmunoGen’s and our licensees’ ADCs.

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

Competition

We focus on highly competitive areas of product development. Our competitors include major pharmaceutical companies and other biotechnology firms. For example, Pfizer, Seattle Genetics, Roche, Astellas, AstraZeneca, Daiichi Sankyo, GlaxoSmithKline, AbbVie, and the Menarini Group have programs to attach a cell-killing small molecule to an antibody for targeted delivery to cancer cells. Pharmaceutical and biotechnology companies, as well as other institutions, also compete with us for promising targets for antibody-based therapeutics, for obtaining licenses and collaboration agreements with other companies to develop targets for antibody-based therapeutics, and in recruiting highly qualified scientific personnel. Additionally, there are non-ADC therapies available and/or in development for the cancer types we and our partners are targeting. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities, as well as greater financial, sales, marketing, and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development, and commercialization of products that may be competitive with ours.

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

Managing the Impact of the COVID-19 Pandemic

Since the first quarter of 2020, we have continued to move our clinical studies forward while adapting to meet the evolving challenges of the COVID-19 pandemic. We implemented business continuity plans in March 2020 that enabled our workforce to remain productive while working from home until mid-September 2021, at which time our workforce returned to the office. From a manufacturing and supply chain perspective, we believe we have sufficient inventory on hand for all of our ongoing and near-term studies and to support the launch of mirvetuximab, if approved. From a regulatory perspective, since the beginning of the pandemic, we have received timely reviews of our submissions to the U.S. Food and Drug Administration (FDA) and other health authorities covering our clinical trial applications.

The impact of COVID-19 slowed site activation and patient enrollment for both SORAYA and MIRASOL, which resulted in a limited delay in patient accrual for each of these studies.

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

U.S. Drug Development Process

In the U.S., the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (FDCA) and in the case of biologics, also under the Public Health Service Act (PHSA) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to adverse administrative or judicial actions. These actions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any such administrative or judicial action could have a material adverse effect on our business.

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

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a clinical protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some nonclinical testing may continue even after the IND is submitted and clinical trials have begun. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the sponsor submits additional information that alleviates FDA concerns, and the FDA notifies the sponsor that the hold has been lifted.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety and dosage tolerance, absorption, metabolism, distribution, and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
●	Phase 2: This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3: These trials are undertaken to further evaluate dosage, clinical efficacy, and safety in an expanded patient population at geographically dispersed clinical study sites and to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4, may be conducted after initial marketing approval. These trials are used to gain additional information about the use of the approved drug in the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected or serious patient reactions. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within any specified period, if at all.

During the development of a new drug, sponsors may request meetings with the FDA to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development.

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

If the FDA believes that a diagnostic test is essential for the safe and effective use of a corresponding therapeutic product, the FDA may require the sponsor to develop, and obtain contemporaneous clearance or approval for a companion diagnostic. Companion diagnostics can be used to identify patients likely to be more responsive to a particular therapy or at increased risk for serious side effects as a result of treatment with a particular therapeutic product. They may also be useful for monitoring the response to treatment for the purpose of adjusting treatment or doses to achieve improved safety or effectiveness.

Companion diagnostics are regulated by the FDA as medical devices. The FDA indicated that it would apply a risk-based approach to determine the regulatory pathway for companion diagnostics. This means that the regulatory pathway will depend on the level of risk to patients, based on the intended use of the companion diagnostic device and the controls necessary to provide a reasonable assurance of safety and effectiveness. The two primary types of marketing pathways for medical devices are clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or 510(k), and approval of a premarket approval application (PMA). We expect that any companion diagnostic developed for use with our drug candidates will utilize the PMA pathway. If the diagnostic test and the therapeutic drug are studied together to support their respective approvals, the clinical trial must meet both the IND requirements and FDA’s companion diagnostic requirements that apply to clinical trials of significant risk devices.

The FDA expects that the therapeutic sponsor will address the need for a companion diagnostic device in its therapeutic product development plan and that, in most cases, the therapeutic product and its corresponding companion diagnostic device will be developed contemporaneously.

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

After approval, the use of a companion diagnostic device with a therapeutic product will be stipulated in the instructions for use in the labeling of both the diagnostic device and the corresponding therapeutic product. In addition, a diagnostic test that was approved through the PMA process or one that was cleared through the 510(k) process and placed on the market will be subject to similar regulatory requirements that apply to approved drugs.

U.S. Review and Approval Processes

The results of product development, preclinical and other non-clinical studies, and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. FDA may refer the NDA or BLA to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may analyze and interpret data differently than we analyze and interpret the same data. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure, and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity, and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured to assure compliance with cGMPs and may also inspect clinical trial sites to assure compliance with GCPs.

NDAs or BLAs receive either standard or priority review. Priority review, which is requested at the time of BLA or NDA submission, is designed to expedite the review for drugs that provide meaningful therapeutic benefit to patients over existing treatments. Priority review for an NDA for a new molecular entity and original BLAs will be 6 months from the date that the NDA or BLA is filed, compared to 10 months under standard review. Although FDA’s goal is to take action on priority review applications within 6 months, the agency does not always meet this goal and the review process may be significantly extended by FDA requests for additional information or clarification. Priority review does not change the standards for approval, but may expedite the approval process.

After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA or BLA identified by the FDA and may require additional clinical data, such as an additional Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies, or manufacturing. If a Complete Response Letter is issued, the sponsor has one year to resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval.

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

The FDA has issued a number of final and draft guidance documents in order to implement the law and will likely continue to publish new guidance as new issues relating to biosimilars and interchangeability are identified. The guidance documents provide FDA’s current thinking on approaches to demonstrating that a proposed biological product is biosimilar to or interchangeable with, a reference product. Although the FDA intends to issue additional guidance documents in the future, the absence of final guidance documents covering all issues does not prevent a sponsor from seeking licensure of a biosimilar or interchangeable product under the BPCIA, as evidenced by the products already approved by the FDA.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to seven years of orphan product exclusivity. Orphan product exclusivity means that the FDA cannot approve another sponsor’s marketing application for the same product for the same indication, except in very limited circumstances. For example, the FDA may approve a subsequent application for the same product in the same indication if the product is clinically superior to the previously approved drug. Orphan drug exclusivity could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA and we are not able to show the clinical superiority of our drug or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. The FDA continues to periodically provide additional clarification, and in July 2018 published a final guidance entitled, “Clarification of Orphan Designation of Drugs and Biologics for Pediatric Subpopulations of Common Diseases.”

Mirvetuximab has been granted orphan drug designation by the FDA in the United States, and orphan medicinal product status by the European Medicines Agency (EMA) in the European Union for the treatment of ovarian cancer. Pivekimab has been granted orphan drug designation by the FDA for the treatment of AML and BPDCN and by the EMA for the treatment of BPDCN. In the U.S., if mirvetuximab receives FDA marketing approval for the use for which the orphan drug status was granted, we could be entitled to seven years of market exclusivity that would begin on the date of approval. In the EU, orphan designation could provide us with ten years of market exclusivity that would begin after mirvetuximab receives marketing authorization for the use for which it was granted. We may pursue these designations for other indications for other product candidates intended for qualifying patient populations.

Expedited Review and Approval; Breakthrough Therapy Designation

The FDA has various programs, including Fast Track and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious diseases and fill an unmet medical need. The request may be made at the time of IND submission and generally no later than the pre-BLA or pre-NDA meeting. The FDA will respond within 60 calendar days of receipt of the request. Although Fast Track does not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug.

Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). A sponsor may request Breakthrough Therapy designation at the time that the IND is submitted, or no later than at the end-of-Phase 2 meeting.

The FDA will respond to a Breakthrough Therapy designation request within sixty days of receipt of the request. A drug that receives Breakthrough Therapy designation is eligible for all fast track designation features, intensive guidance on an efficient drug development program, beginning as early as Phase I, and commitment from the FDA involving senior managers. In October 2020, we announced that the FDA granted Breakthrough Therapy designation for pivekimab for the treatment of patients with relapsed or refractory BPDCN.

Accelerated approval provides an earlier approval of drugs to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that demonstrates an effect on a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit or on an intermediate clinical endpoint that is reasonably likely to predict an effect on irreversible morbidity, mortality, or other clinical benefit. Discussions with the FDA about the feasibility of an accelerated approval typically begin early in the development of the drug in order to identify, among other things, an appropriate endpoint. Accelerated approval does not change the standards for approval, but may expedite the approval process. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to confirm the appropriateness of the surrogate marker trial. Failure to conduct required post-approval studies, confirm a clinical benefit during post-marketing studies, or dissemination of false or misleading promotional materials would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for therapeutic candidates approved under accelerated regulations are subject to prior review by the FDA. Based on the results of SORAYA, we expect to submit an application for accelerated approval of mirvetuximab in the applicable patient population to the FDA. If we receive accelerated approval, we plan to seek full approval on the basis of the confirmatory Phase 3 MIRASOL trial.

Post-Approval Requirements

Once an approval is granted, the sponsor will be required to comply with all post-approval regulatory requirements as well as any specific post-approval commitments that the sponsor has undertaken as part of the approval process. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes, additional labeling claims, and required additional testing are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws and regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct.

Any drug products manufactured or distributed by us or our partners pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. Compliance with these requirements will require us to expend significant time, money, and effort.

FDA strictly regulates labeling, advertising, promotion, and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. If a company, including any agent of the company or anyone speaking on behalf of the company, is found to have promoted the drug for an indication that is not in the approved label, the company may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

The FDA may withdraw an approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, may result in revisions to the approved labeling to add new safety information, requirements to conduct post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions or the imposition of civil or criminal penalties; and
•

consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs, or mandated modification of promotional materials and labeling and issuance of corrective information, that may result in restrictions on the product or even complete withdrawal of the product from the market.

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

Other Healthcare Laws

In the U.S., activities of pharmaceutical manufacturers are subject to numerous other federal, state, and local laws designed to, for example, prevent fraud and abuse; promote transparency in interactions with others in the healthcare industry; protect the privacy of individual information; and ensure integrity of research or protect human subjects involved in research. These laws are enforced by various federal and state enforcement authorities.

Although we currently have no products approved for commercial sale, if we obtain marketing approval for any product candidates in the future, we may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws (which typically prohibit soliciting, offering, receiving, or paying anything of value to generate healthcare business), and false claims laws (which generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any false or fraudulent claims for payment for reimbursed drugs or services to third-party payors (including Medicare and Medicaid)). Laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products, including laws that require manufacturers to adopt certain compliance standards or to disclose financial interactions with health care providers to the government and public. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance, or court decisions that apply the laws to particular industry practices.

Given the lack of clarity in laws and their implementation, any future activities (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to challenge.

We may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain, or store personally identifiable information. Numerous U.S. federal and state laws govern the collection, use, disclosure, and storage of personal information. See “Risk Factors - Risks Related to Our Business and Industry”.

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

Reimbursement

Significant uncertainty exists regarding the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of our products will depend, in part, on the availability of coverage and the adequacy of reimbursement from third-party payors.

Within the U.S., third-party payors include government authorities or government healthcare programs, such as Medicare and Medicaid (which provides prescription drug benefits to low income individuals), and private entities, such as managed care organizations, private health insurers and other organizations. Third-party payors may limit coverage of certain drug products or may manage utilization of a particular product (e.g., by requiring pre-approval (known as “prior authorization”) for coverage of particular prescriptions (to allow the payor to assess medical necessity)). A third-party payor's decision to provide coverage for a drug product does not mean that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain net price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate.

Third-party payors are increasingly challenging the price and examining the cost-effectiveness of new products and services in addition to their safety and efficacy. To obtain or maintain coverage and reimbursement for any drug product for which we obtain approval, we may need to collect real world evidence and conduct pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain or maintain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product or, if they do, the level of payment may not be sufficient to allow sale of a product at a profit. Thus, obtaining and maintaining reimbursement status is complex and costly.

Within the U.S., for any approved products, we may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicare and Medicaid or to sell products to government purchasers.

In the U.S., there have been ongoing efforts by federal and state governments to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare and drugs specifically. See “Risks Related to Government Regulation - Unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives applicable to our product candidates could limit our potential product revenue.” Healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access, or impose unfavorable pricing modifications on pharmaceutical products, could impact our ability to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, which could materially harm our business and financial results.

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

CMOs are subject to extensive governmental regulations, and we depend on them to manufacture our product candidates in accordance with cGMP. We have an established quality assurance program designed to ensure that the CMOs involved in the manufacture of product candidates do so in accordance with cGMP and other applicable U.S. and foreign regulations. We believe that our current CMO network complies with such regulations.

Information about our Executive Officers

ImmunoGen’s executive officers are appointed by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders or at other Board meetings as appropriate and hold office until the first Board meeting following the next annual meeting of shareholders and until a successor is chosen, subject to prior death, resignation, or removal. Information regarding our executive officers is presented below. Ages are as of December 31, 2021.

Mark J. Enyedy, age 58, joined ImmunoGen in 2016, and has served as our President and Chief Executive Officer since that time. Prior to joining ImmunoGen, he served in various executive capacities at Shire PLC, a pharmaceutical company, from 2013 to 2016, including as Executive Vice President and Head of Corporate Development from 2014 to 2016, where he led Shire’s strategy, M&A, and corporate planning functions and provided commercial oversight of Shire’s pre-Phase 3 portfolio. Prior to joining Shire, he served as Chief Executive Officer and a director of Proteostasis Therapeutics, Inc., a biopharmaceutical company, from 2011 to 2013. Prior to joining Proteostasis, he served for 15 years at Genzyme Corporation, a biopharmaceutical company, most recently as President of the Transplant, Oncology, and Multiple Sclerosis divisions. Mr. Enyedy holds a JD from Harvard Law School and practiced law prior to joining Genzyme. Mr. Enyedy is also a director of LogicBio Therapeutics, Inc., Ergomed PLC, the Biotechnology Innovation Organization (BIO), and The American Cancer Society of Eastern New England. Within the past five years, he also served as a director of Akebia Therapeutics, Inc., Fate Therapeutics, Inc., and Keryx Biopharmaceuticals, Inc.

Susan Altschuller, PhD, age 40, joined ImmunoGen in July 2020, and has served as our Senior Vice President and Chief Financial Officer since that time. Dr. Altschuller joined ImmunoGen from Alexion Pharmaceuticals, where she served as Head of Investor Relations, and later, Head of Enterprise Finance. Prior to joining Alexion, Dr. Altschuller was Head of Investor Relations at Bioverativ, where she served as the primary interface with Wall Street and led all investor-related activities for the launch of the Biogen spin-off in 2017. Early in her career, Dr. Altschuller held positions at Biogen in various functions of increasing responsibility, including investor relations, corporate finance, and commercial finance. Dr. Altschuller holds a PhD in Biomedical Engineering from the Illinois Institute of Technology and an MBA from the MIT Sloan School of Management. Dr. Altschuller also serves as a director of Vestaron Corporation.

Anna Berkenblit, MD, age 52, joined ImmunoGen in 2015, and has served as our Senior Vice President and Chief Medical Officer since 2019. Prior to that, she served as our Vice President and Chief Medical Officer from 2015 to 2019. Prior to joining ImmunoGen, she served as Senior Vice President and Head of Clinical Research at H3 Biomedicine Inc., a pharmaceutical company, from 2013 to 2015. Dr. Berkenblit holds a Doctor of Medicine degree from Harvard Medical School and a master’s degree from the Harvard/MIT Health & Sciences clinical investigator training program. Dr. Berkenblit is also a director of Surrozen, Inc.

Stacy Coen, age 51, joined ImmunoGen in June 2020, and has served as our Senior Vice President and Chief Business Officer since that time. Ms. Coen joined ImmunoGen from Editas Medicine, a biopharmaceutical company, where she served as Vice President of Business Development, from 2017 to 2020. Prior to that, she spent twenty years in roles of increasing responsibility in the area of business development at Sanofi Genzyme, a pharmaceutical company, from 1997 to 2017. Ms. Coen holds an MBA, Business Management, Finance, and Healthcare, from the University of Virginia, Darden Graduate School of Business Administration. Ms. Coen currently serves as a member of the board of directors of FibroBiologics and as a member of the Board of Trustees of the Huntington’s Disease Society of America.

Kristen Harrington-Smith, age 49, joined ImmunoGen in November 2021, and has served as our Senior Vice President and Chief Commercial Officer since that time. Ms. Harrington-Smith joined ImmunoGen from Novartis Pharmaceuticals, a pharmaceutical company, where she served as Vice President and US Commercial Head of Hematology from 2020 to 2021. In this role, she led the commercial teams responsible for a broad portfolio of therapies in both benign and malignant hematologic diseases. In her previous role at Novartis, Ms. Harrington-Smith was the Vice President and US Commercial Head of CAR-T from 2016 to 2020, launching KYMRIAH®, the first chimeric antigen receptor (CAR) T-cell therapy, building management, sales, marketing, and market access teams. Ms. Harrington-Smith received a BA from Williams College and an MBA from the Kenan-Flagler Business School at the University of North Carolina. Ms. Harrington-Smith also serves as a member of the board of directors of eFFECTOR Therapeutics.

Theresa G. Wingrove, PhD, age 64, joined ImmunoGen in 2011, and has served as our Senior Vice President, Regulatory Affairs and Quality since 2018. Prior to that she served as our Vice President, Regulatory Affairs and Quality from 2017 to 2018, and prior to that as our Vice President, Regulatory Affairs for more than five years. Dr. Wingrove holds a PhD in biochemical toxicology from the University of Rochester School of Medicine and Dentistry and completed her postdoctoral work at the University of Rochester Medical Center.

Human Capital Resources

As of December 31, 2021, we had 106 full-time employees, of whom 75 were engaged in research and development activities. Of the 75 research and development employees, 56 employees hold post-graduate degrees, of which 20 hold Ph.D. degrees and 4 hold M.D. degrees. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement. We have entered into confidentiality agreements with all of our employees, members of our board of directors, and consultants. Further, we have entered into assignment of invention agreements with all of our employees.

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

Risks Related to our Financial Condition

We have a history of operating losses, expect to incur significant additional operating losses, and may never be profitable.

 We have generated operating losses since our inception. As of December 31, 2021, we had an accumulated deficit of $1.5 billion. We may never be profitable. We expect to incur substantial additional operating losses for at least the near term as our development, preclinical testing, and clinical trials continue. We intend to continue to invest significantly in our product candidates. We may encounter technological or regulatory difficulties as part of this development and commercialization process that we cannot overcome or remedy. Our revenues to date have been primarily from upfront and milestone payments, research and development support, clinical materials reimbursement from our collaborators, and from royalties received from the commercial sales of KADCYLA (which we sold partial cash rights to in 2015 and the remainder in 2019). We have not generated any revenue from product sales. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies and clinical trials in addition to those that we currently anticipate, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. We may never generate revenues from the commercial sale of internal products. Even if we do successfully develop products that can be marketed and sold commercially, we will need to generate significant revenues from those products to achieve and maintain profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our development efforts, expand our business, or continue our operations and may require us to raise additional capital that would dilute your ownership interest. A decline in the value of our company could also cause you to lose all or part of your investment.

If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

We will continue to expend substantial resources developing and commercializing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing products, establishing marketing and sales capabilities to commercialize our product candidates, as well as providing certain support to our collaborators in the development of their products. We believe that our current cash and cash equivalents will be sufficient to meet our current and projected operating and capital requirements for at least the next 12 months. Conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that can take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that may not be commercially available for several years, if ever. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives.

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

Additional funding may not be available to us in sufficient amounts, on favorable terms, or at all. We may raise additional funds through public or private financings, collaborative arrangements, or other arrangements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Volatility in the financial markets has generally made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. Moreover, the terms of any financing may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. Debt financing, if available, may involve covenants that could restrict our business activities. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, scale back, or eliminate expenditures for some of our development programs, including restructuring our operations, refinancing or restructuring our debt, or grant rights to develop and market product candidates that we would otherwise prefer to internally develop and market. If we are required to grant such rights, the ultimate value of these product candidates to us may be reduced.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (NOLs), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more shareholders or groups of shareholders who own at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period. We may have experienced such ownership changes in the past, and we may experience shifts in our stock ownership, some of which are outside ImmunoGen’s control. These ownership changes may subject our existing NOLs or credits to substantial limitations under Sections 382 and 383. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. As of December 31, 2021, we had federal NOLs of $471.6 million available to reduce federal taxable income, if any, that begin to expire in 2028 through 2037, and $536.6 million of federal NOLs that can be carried forward indefinitely. As of December 31, 2021, we also had $77.9 million of federal credit carryforwards that expire beginning in 2023. Limitations on our ability to utilize those NOLs to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Our Business and Industry

A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business and our financial results.

The spread of COVID-19 has affected the global economy, our operations, clinical trial activities, and supply chain and may continue to do so. The current outbreak of COVID-19 has spread worldwide, including countries where we are currently conducting our clinical trials, including our MIRASOL trial. The COVID-19 pandemic is still evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities, and providers across the United States, and in other countries worldwide. The continued impact of COVID-19 may result in a period of business disruption, including delays in our clinical trials or delays or disruptions in our supply chain.

The continued impact of COVID-19 globally could adversely affect our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients, principal investigators, and site staff who, as healthcare providers, may have heightened exposure to COVID-19. For example, COVID-19 slowed site activation and patient enrollment for both SORAYA and MIRASOL, which resulted in a limited delay in patient accrual for each of these studies. Even with the approval of vaccines for COVID-19, the pandemic may further delay enrollment in trials due to prioritization of hospital resources toward the pandemic, restrictions on travel, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. COVID-19 may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials. The continuation of the COVID-19 pandemic, including the development of new variants of the virus, or the spread of another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates if we need additional materials. Additionally, interruption in the manufacture and/or global shipping affecting the transport of clinical trial materials, such as patient samples, product candidates, and other supplies used in our clinical trials may negatively affect our trials.

The trading prices for our common stock and other biotechnology companies have also been highly volatile as a result of the COVID-19 pandemic. We, therefore, may face difficulties raising capital through sales of our common stock or equity linked to our common stock, or such sales may be on unfavorable terms or unavailable.

We cannot presently predict the scope and severity of any additional potential business shutdowns or disruptions as a result of the COVID-19 pandemic, including due to new variants of COVID-19. If we or any of the third parties with whom we engage, however, were to experience further shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

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

Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborators must demonstrate through clinical testing that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time-consuming, expensive, and uncertain process and typically requires years to complete. In our industry, the results from preclinical studies and early clinical trials often are not predictive of results obtained in later-stage clinical trials. Some compounds that have shown promising results in preclinical studies or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. For example, despite encouraging results from earlier clinical trials of mirvetuximab, our FORWARD I Phase 3 clinical trial evaluating mirvetuximab compared to chemotherapy in women with FRα-positive, platinum-resistant ovarian cancer, did not meet the primary endpoint in either the entire treatment population or the pre-specified high FRα expression population. Based on post hoc exploratory analyses of the FORWARD I results and consultations with the FDA, we implemented two new trials of mirvetuximab, SORAYA and MIRASOL, to support the potential approval of mirvetuximab as a monotherapy. We reported positive top-line data from our SORAYA trial, however, results from our ongoing MIRASOL study may not show positive results consistent with our SORAYA trial, post hoc exploratory analyses of the FORWARD I results, or earlier successful trials of mirvetuximab as monotherapy which would cause significant harm to our business and future prospects.

Before we can commence clinical trials for a therapeutic candidate, we must conduct extensive preclinical testing and studies and submit an IND to FDA. We cannot be sure that submission of an IND will result in the FDA allowing our clinical trials to begin on the timelines we expect, if at all, as FDA may require additional preclinical, toxicology, or other in vivo or in vitro data to support the IND. Additionally, at any time during the clinical trials, we, our collaborators, or the FDA or other regulatory authority might delay or halt any clinical trials of our product candidates for various reasons, including:

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

Interim, top-line, or preliminary data from our clinical trials that we announce may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we have publicly disclosed, and in the future will disclose, preliminary or top-line data from our preclinical studies and clinical trials, which are based on preliminary analyses of then- available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Therefore, final results from the studies may differ from the top-line results initially reported, and the final results may indicate different conclusions once additional data have been evaluated. As such, top-line data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the outcomes may materially change as patient enrollment continues and more data become available. Adverse differences between top-line, preliminary, or interim data, on the one hand, and final data, on the other, could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses, or may interpret or weigh the importance of data differently, which could negatively affect the approvability or commercialization of the particular product candidate.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the final results differ from the interim, top-line, or preliminary data, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and to commercialize, our product candidates may be harmed, which may negatively affect our business, financial condition, results of operations, and prospects.

If our product candidates or those of our collaborators do not gain market acceptance, our business will suffer.

Even if clinical trials demonstrate the safety and efficacy of our product candidates, including mirvetuximab, and those of our collaborators, and the necessary regulatory approvals are obtained, our and our collaborators’ products may not gain market acceptance among physicians, patients, healthcare payers, and other members of the medical community. The degree of market acceptance of any products that we or our collaborators develop will depend on a number of factors, including:

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

We currently intend to commercialize mirvetuximab ourselves in the United States and the European Union. We may choose to rely on third parties to market and sell mirvetuximab outside of the United States and the European Union, either through distributor or outlicensing arrangements. For example, in October 2020, we entered into a collaboration and license agreement with Huadong under which Huadong will exclusively develop and commercialize mirvetuximab in Greater China. We retain all rights to mirvetuximab in the rest of the world. At this time, we do not have any significant direct sales, marketing, or distribution capabilities. In addition, arrangements with third parties to develop and commercialize mirvetuximab or other future potential products could significantly limit the revenues we derive from these compounds, and these third parties, including Huadong, may fail to commercialize our compounds successfully.

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

We may not have sufficient resources to satisfy any liability resulting from these claims. While we currently have product liability insurance for products that are in clinical testing, our coverage may not be adequate in scope to protect us in the event of a successful product liability claim. Further, we may not be able to maintain our current insurance, increase our insurance coverage as may be needed, or obtain general product liability insurance on reasonable terms and at an acceptable cost if we or our collaborators begin commercial production of our proposed product candidates, including mirvetuximab. This insurance, even if we can obtain and maintain it, may not be sufficient to provide us with adequate coverage against potential liabilities. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our proposed product candidates, which could severely harm our business.

We may be unable to compete successfully.

The markets in which we compete are well-established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in lower volume sold, pricing reductions, reduced gross margins, and failure to achieve market acceptance for our potential products, including mirvetuximab. Our competitors include research institutions, pharmaceutical companies, and biotechnology companies, such as Pfizer, Seattle Genetics, Roche, Astellas, AstraZeneca, Daiichi Sankyo, GlaxoSmithKline, AbbVie, and the Menarini Group. For example, pivekimab is in development for the treatment of BPDCN and, if approved, would compete with the Menarini Group’s ELZONRIS® (tagraxofusp), which is approved by the U.S. FDA for sale in the United States and by the EMA for sale in the European Union for the treatment of BPDCN. Many of our competitors have substantially more experience and more capital, research and development, regulatory, manufacturing, human, and other resources than we do. As a result, they may:

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

Our product candidates, including mirvetuximab, if approved and commercialized, will also compete against well-established, existing therapeutic products that are currently reimbursed by government healthcare programs, private health insurers, and health maintenance organizations. In addition, if our product candidates are approved and commercialized, we may face competition from biosimilars. The ACA, which included the BPCIA, amended the Public Health Service Act to create an abbreviated approval pathway for two types of “generic” biologics—biosimilars and interchangeable biologic products. The BPCIA establishes a pathway for the FDA approval of follow-on biologics and provides twelve years data exclusivity for reference products and an additional six-month exclusivity period if pediatric studies are conducted. In Europe, the EMA has issued guidelines for approving products through an abbreviated pathway, and biosimilars have been approved in Europe. If a biosimilar version of one of our potential products were approved in the United States or Europe, it could have a negative effect on sales and gross profits of the potential product and our financial condition.

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

Our restated articles of organization, as amended, currently authorizes us to issue up to 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. Following the closing of our December 2021 public offering of common stock, we have a limited number of authorized shares of common stock available for future issuance that are not already issued or reserved for issuance.

If we are unable to enter into new arrangements to issue shares of our common stock or securities convertible or exercisable into shares of our common stock because we do not have a sufficient number of authorized, unissued, and unreserved shares of common stock, our ability to complete equity-based financings or other transactions that involve the potential issuance of our common stock or securities convertible or exercisable into our common stock, will be limited. In lieu of issuing common stock or securities convertible into our common stock in any future equity financing transactions, we may need to issue some or all of our authorized but unissued shares of preferred stock, which would likely have superior rights, preferences, and privileges to those of our common stock, or we may need to issue debt that is not convertible into shares of our common stock, which may require us to grant security interests in our assets and property and/or impose covenants upon us that restrict our business. If we are unable to issue additional shares of common stock or securities convertible or exercisable into our common stock, our ability to enter into strategic transactions such as acquisitions of companies or technologies, may also be limited. If we propose to amend our restated articles of organization, as amended, to increase our authorized shares of common stock, such a proposal would require the approval by the holders of a majority of the shares of our common stock outstanding and entitled to vote, and we cannot assure you that such a proposal would be adopted. If we are unable to complete financing, strategic, or other transactions due to our inability to issue additional shares of common stock or securities convertible or exercisable into our common stock, our financial condition and business prospects may be materially harmed.

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

If we fail to secure or maintain successful collaborative arrangements, the development and marketing of compounds that use our technology may be delayed, scaled back, or otherwise may not occur. In addition, we may be unable to negotiate other collaborative arrangements or, if necessary, modify our existing arrangements on acceptable terms. We cannot control the amount and timing of resources our collaborators may devote to our product candidates. Our collaborators may separately pursue competing product candidates, therapeutic approaches, or technologies to develop treatments for the diseases targeted by us or our collaborative efforts, or may decide, for reasons that may not be known to us or with which we may disagree, to discontinue development of product candidates under our agreements with them. Any of our collaborators may slow or discontinue the development of a product candidate covered by a collaborative arrangement for reasons that include, but are not limited to:

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

If our product requirements for clinical trials or commercialization are significantly higher than we estimated, the inability to procure additional antibody production, conjugation, or fill/finish services in a timely manner could impair our ability to initiate or advance our clinical trials or commercialization of mirvetuximab or any other product candidates.

We rely on third-party suppliers to manufacture antibodies used in our own proprietary compounds. Due to the specific nature of the antibody and availability of production capacity, there is significant lead time required by these suppliers to provide us with the needed materials. If our antibody requirements for clinical or commercial materials to be manufactured are significantly higher than we estimated, we may not be able to readily procure additional antibody which would impair our ability to advance our clinical trials currently in process or initiate additional trials or commercialize mirvetuximab or any other product candidates. We also rely on third parties to manufacture bulk drug substance and convert it into filled and finished vials of drug product for clinical use. If our product requirements are significantly higher than we estimated, we may not be able to readily procure slots to manufacture bulk drug substance or to convert drug substance into filled and finished vials of drug product for clinical or commercial use. There can be no assurance that we will not have supply problems that could delay or stop our clinical trials, hinder our commercialization efforts, or otherwise could have a material adverse effect on our business.

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

We rely on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products. We have established relationships with third-party manufacturers to provide materials for our clinical trials and are developing relationships with these and other third-party manufacturers that we believe will be necessary to continue the development of our product candidates and to supply commercial quantities of these product candidates if they are approved. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity, or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of applications for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

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

We have and will continue to have collaborations with a limited number of companies. As a result, our financial performance depends, in part, on the efforts and overall success of these companies. Also, the failure of any one of our collaborators to perform its obligations under its agreement with us, including making any royalty, milestone, or other payments to us, could have an adverse effect on our financial condition. Further, any material reduction by any one of our collaborators in its level of commitment of resources, funding, personnel, and interest in continued development under its agreement with us could have an adverse effect on our financial condition. If a present or future collaborator of ours were to be involved in a business combination, the collaborator’s continued pursuit and emphasis on our product development program could be delayed, diminished, or terminated.

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

Patents and patent applications owned or licensed by us may become the subject of inter partes review, post-grant review, ex parte reexamination, interference, opposition, nullity, or other proceedings in a court or patent office in the United States or in a foreign jurisdiction to determine validity, enforceability, or priority of invention, which could result in substantial cost to us. An adverse decision in such a proceeding may result in our loss of rights under a patent or patent application. It is unclear how much protection, if any, will result from our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. A competitor may successfully invalidate our patents, or a challenge could result in limitations of the patents’ coverage. The courts continue to interpret various aspects of patent-related laws and related agency rules in ways that we cannot predict, potentially making it easier for competitors and other interested parties to challenge our patents, which, if successful, could have a material adverse effect on our business and prospects. In addition, the cost of litigation or patent office proceedings to uphold the validity of patents can be substantial. If we are unsuccessful in these proceedings, third parties may be able to use our patented technology and may be able to do so without paying us licensing fees or royalties. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In an infringement proceeding, a court may decide that a patent of ours is not valid. Even if the validity of our patents were upheld, a court may refuse to stop the other party from using the technology at issue on the ground that its activities are not covered by our patents or that the facts surrounding the other party’s use of our technology do not satisfy the legal requirements to grant such an injunction.

Policing unauthorized use of our intellectual property is difficult, and we may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

In addition to our patent rights, we also rely on unpatented technology, trade secrets, know-how, and confidential information. Third parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets, know-how, and confidential information. We require each of our employees, consultants, and corporate partners to execute a confidentiality agreement at the commencement of an employment, consulting, or collaborative relationship with us. Further, we require that all employees enter into assignment of invention agreements as a condition of employment. However, these agreements may not provide effective protection of our information, or, in the event of unauthorized use or disclosure, they may not provide adequate remedies. If we are unable to prevent material disclosure of the trade secrets and other intellectual property related to our technologies to third parties, we may not be able to establish or maintain the competitive advantage that we believe is provided by such intellectual property, adversely affecting our market position and business and operational results.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights held by third parties and we may be unable to protect our rights to, or to commercialize, our product candidates.

Patent litigation is very common in the biotechnology and pharmaceutical industries. Third parties may assert patent or other intellectual property infringement claims against us with respect to our technologies, products, or other matters. From time to time, we have received correspondence from third parties alleging that, or inquiring whether, we infringe their intellectual property rights. Any claims that might be brought against us alleging infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing, or selling potential products that incorporate the challenged intellectual property unless we enter into royalty or license agreements. There may be third-party patents, patent applications, and other intellectual property relevant to our potential products that may block or compete with our products or processes of which we are currently unaware with claims that cover the use or manufacture of our drug candidates or the practice of our related methods. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our drug candidates may infringe. In addition, we sometimes undertake research and development with respect to potential products even when we are aware of third-party patents that may be relevant to our potential products, on the basis that such patents may be challenged or licensed by us or that the Safe Harbor under 35 U.S.C. 271(e) applies. If our subsequent challenge to such patents were not to prevail, we may not be able to commercialize our potential products after having already incurred significant expenditures unless we are able to license the intellectual property on commercially reasonable terms. We may not be able to obtain such license agreements on terms acceptable to us, if at all. Even if we were able to obtain licenses to such technology, some licenses may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations, which could severely harm our business.

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

Risks Related to Government Regulation

We expect to file for approval for mirvetuximab from the FDA through the use of accelerated approval pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials beyond those that we currently contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We are seeking approval for mirvetuximab for the treatment of FRα-high platinum-resistant epithelial ovarian, primary peritoneal, or fallopian tube cancer with one to three prior lines of therapy under the accelerated approval pathway.

The FDA may not accept our application for accelerated approval, may not grant such approval on a timely basis, or may not grant approval at all. The FDA or foreign regulatory authorities may determine that results from the SORAYA trial do not demonstrate an improvement over available therapies or address an unmet need or may otherwise find that our application does not meet the conditions for accelerated approval, including due to insufficient duration or response or unacceptable toxicities, and could require us to conduct further studies prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain accelerated approval or any other form of expedited development, review, or approval for mirvetuximab would result in a longer time period to commercialization of mirvetuximab, would increase the cost of development of mirvetuximab, and would harm our competitive position in the marketplace.

Moreover, even if we receive accelerated approval from the FDA, we will be subject to rigorous post-marketing requirements, including the completion of confirmatory post-market clinical trial(s) to verify the clinical benefit of mirvetuximab, and submission to the FDA of all promotional materials 30-120 days prior to their dissemination. Products that receive accelerated approval may be subject to expedited withdrawal procedures if post-marketing studies fail to verify the predicted clinical benefit. The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post-market study, a post-market study does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false or misleading.

Side effects, serious adverse events, or other undesirable properties could arise from the use of mirvetuximab or our other clinical product candidates and, in turn, could delay or halt clinical trials, delay or prevent its regulatory approval, limit the commercial profile of its labeling, if approved, or result in significant negative consequences following any marketing approval.

Undesirable side effects or serious adverse events caused by mirvetuximab or our other clinical product candidates could cause us or regulatory authorities to interrupt, delay, or halt respective clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities.

Any related drug-side effects or serious adverse events in our clinical trials could affect clinical trial patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims.

In our Phase 3 SORAYA trial evaluating the safety and efficacy of mirvetuximab monotherapy in patients with FRα-high platinum-resistant epithelial ovarian, primary peritoneal, or fallopian tube cancer who had been previously treated with Avastin® (bevacizumab), the most commonly reported treatment-related adverse events included ocular events and low grade gastrointestinal events. Treatment-related adverse events leading to drug discontinuation occurred in 7% of patients.

In the randomized Phase 3 FORWARD I trial evaluating mirvetuximab compared to chemotherapy in women with FRα-positive, platinum-resistant epithelial ovarian, primary peritoneal, or fallopian tube cancer, the most common drug-related adverse events included nausea, blurred vision, and keratopathy.

In the Phase 1b FORWARD II study, doublet combinations of mirvetuximab with carboplatin and with bevacizumab were studied, as well as a triplet of mirvetuximab with carboplatin and bevacizumab. In these combinations, no new safety signals were seen; adverse events observed with the combinations were as expected based on the side effect profiles of each agent and duration of therapy.

Additionally, if mirvetuximab receives marketing approval, and we or others later identify undesirable side effects or serious adverse events caused by mirvetuximab, a number of potentially significant negative consequences could result, including:

◾	we may suspend or be forced to suspend marketing of mirvetuximab;
◾	we may be obliged to conduct a product recall or product withdrawal;
◾	regulatory authorities may suspend, vary, or withdraw their approvals of mirvetuximab;
◾	regulatory authorities may order the seizure of mirvetuximab;
◾	regulatory authorities may require additional warnings on the label or a risk evaluation and mitigation strategy (REMS) that could diminish the usage or otherwise limit the commercial success of mirvetuximab;
◾	we may be required to conduct post-marketing studies;
◾	we could be sued and held liable for harm caused to patients;
◾	we could be required to pay fines and face other administrative, civil, and criminal penalties; and
◾	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of mirvetuximab, if approved.

We have received orphan drug designation for mirvetuximab and other product candidates for specified indications; we may seek additional orphan drug designation for additional indications and for our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Mirvetuximab has been granted orphan drug designation by the FDA in the United States, and orphan medicinal product status by the EMA in the European Union for the treatment of ovarian cancer. Pivekimab has been granted orphan drug designation by the FDA for the treatment of AML and for the treatment of BPDCN, and by the EMA for the treatment of BPDCN. As part of our business strategy, we may seek orphan drug designation for our other drug candidates; however, we may be unsuccessful.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug or biologic for that time period. Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another product that meets the definition of a “same drug” under 21 C.F.R. 316.3 for the same condition if the FDA concludes that the later product is clinically superior by evidence that it is safer, more effective, or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek additional orphan drug designation for our other drug candidates, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations or obtain orphan drug exclusivity.

We and our collaborators are subject to extensive government regulations and we and our collaborators may not be able to obtain necessary regulatory approvals.

We and our collaborators may not receive the regulatory approvals necessary to commercialize our product candidates, which would cause our business to be severely harmed. Pharmaceutical product candidates, including those in development by us and our collaborators, are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, record-keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products. If our potential products or our collaborators’ potential products are marketed outside of the United States, they will also be subject to extensive regulation by foreign governments. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, complex, expensive, and uncertain. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the authorities for each indication to establish the product candidate’s safety and efficacy. Data obtained from preclinical and other nonclinical studies and clinical trials are susceptible to varying interpretation, which may delay, limit, or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. FDA may approve our product for indications that are significantly more limited than what we apply for or require labeling statements that limit the use of our products, such as a boxed warning or the addition of labeling statements, including warnings, contra-indications, or precautions. FDA may also require a REMS, which could include physician communication plans or restricted distribution methods, such as training, certification, or other requirements for prescribers, pharmacies, or patients. Any FDA or other regulatory approvals of our or our collaborators’ product candidates, once obtained, may be withdrawn or limited. Any of these actions could diminish the usage of the product or otherwise limit the commercial success of our products. The effect of government regulation may be to:

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

The FDA closely regulates the post-approval marketing and promotion of drugs and biologics to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. If we market our products outside of their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the FDA’s restrictions relating to the promotion of prescription drugs may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

The FDA, EMA, or comparable foreign regulatory authorities could require the clearance or approval of a companion diagnostic device as a condition of approval for our product candidates, which would require substantial financial resources and could delay regulatory approval.

The FDA has indicated that approval of a companion diagnostic device may be necessary for some of our product candidates, including mirvetuximab. We may face significant delays or obstacles in obtaining approval of our product candidates as the FDA may take the position that a companion diagnostic device is required prior to granting approval of the marketing application. In addition, we may be dependent on the sustained cooperation and effort of third-party collaborators with whom we may partner in the future to develop companion diagnostics. We and our current, potential, and future collaborators may encounter difficulties in developing such tests, including issues relating to the selectivity and/or specificity of the diagnostic, analytical validation, reproducibility, or clinical validation, or in obtaining regulatory clearance or approval for such companion diagnostic. For example, the FDA has indicated that a companion diagnostic will be required for mirvetuximab and we have partnered with Ventana Medical Systems to develop the FRα companion diagnostic. The PMA for the companion diagnostic will be submitted concurrently with the BLA for mirvetuximab to allow for contemporaneous FDA review of the BLA and PMA. Any delay or failure by us or our potential and future collaborators to develop or obtain regulatory clearance or approval of such companion diagnostics, if necessary, could delay or prevent approval of our product candidates.

Unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives applicable to our product candidates could limit our potential product revenue.

Regulations governing drug pricing and reimbursement vary widely from country to country. Some countries require approval of the sales price of a drug before it can be marketed. Some countries restrict the physicians that can authorize the use of more expensive medications. Some countries establish treatment guidelines to help limit the use of more expensive therapeutics and the pool of patients that receive them. In some countries, including the United States, third-party payers frequently seek discounts from list prices and are increasingly challenging the prices charged for medical products. Because our product candidates are in the development stage, we do not know the level of reimbursement, if any, we will receive for any products that we are able to successfully develop. If the reimbursement for any of our product candidates is inadequate in light of our development and other costs, our ability to achieve profitability would be affected. See “Regulatory Matters – Reimbursement”.

In the U.S., federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare generally and drugs specifically. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “ACA”), which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs. Since its enactment, there have been and likely will be judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. For example, tax reform legislation was enacted at the end of 2017 that eliminates the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). More recently, on June 17, 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Changes resulting from any successful challenges or other future modifications may have a material impact on our business.

Beyond the ACA, there are ongoing and widespread federal and state health care reform efforts, a number of which have focused on regulation of prices or payment for drug products, including legislation on drug importation and legislation and regulation revising the Medicaid drug rebate program. Recent state legislative efforts to address drug costs have generally focused on increasing transparency around drug costs or limiting drug prices.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, courts temporarily enjoined regulations that would implement a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price and CMS subsequently issued a notice of proposed rulemaking to rescind and remove the regulations. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed, and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026.

Health care reform at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale. We cannot, however, predict the ultimate content, timing, or effect of any federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

As our business grows, we will become increasingly subject to additional healthcare regulation and enforcement by various government entities, and our failure to strictly adhere to these regulatory regimes could have a detrimental impact on our business.

In the United States, pharmaceutical manufacturers and their products are subject to extensive regulation at the federal and state level, including laws intended to prevent fraud and abuse in the healthcare industry. These laws, some of which will apply only if and when we have an approved product, include:

◾	federal false claims, false statements, and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
◾	the federal anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving, or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
◾	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
◾	FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing products prior to approval or for off-label use, and regulates the distribution of samples;
◾	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
◾	the federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid Services within the U.S. Department of Health and Human Services for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
◾	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
◾	analogous state laws and regulations, including state anti-kickback and false claims laws and state laws governing privacy, security, and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
◾	state laws that require pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers, report drug product pricing information, financial interactions with health care providers, or marketing expenditures and/or require the registration of pharmaceutical sales representatives.

Ensuring compliance is time-consuming and costly. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations, and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices are non- compliant. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects.

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

We are subject to the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and intermediaries acting on their behalf from offering or making corrupt payments to “foreign officials” for the purpose of obtaining or retaining business or securing an improper business advantage. The FCPA also requires companies whose securities are publicly listed in the United States to maintain accurate books and records and to maintain adequate internal accounting controls. We are also subject to other similar anti-corruption laws and anti-money laundering laws, as well as export control laws, customs laws, sanctions laws, and other laws that apply to our activities in the countries where we operate. Certain of the jurisdictions in which we conduct or expect to conduct business have heightened risks for public corruption, extortion, bribery, pay-offs, theft, and other fraudulent practices. In many countries, health care professionals who serve as investigators in our clinical studies or may prescribe or purchase any of our product candidates if they are approved, are employed by a government or an entity owned or controlled by a government. Dealings with these investigators, prescribers, and purchasers are subject to regulation under the FCPA. Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws, and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties, and other sanctions.

Inadequate funding for the FDA, the Securities and Exchange Commission, and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively affect our business.

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

Disruptions at the FDA and other agencies may also slow the time required for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the U.S. government has shut down several times, including December 22, 2018 to January 25, 2019, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough employees and stop critical activities. If a prolonged government shutdown or a series of shutdowns occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to gain access to the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, destruction, and disposal of personal data. They also impose requirements with respect to notification and remediation of security breaches involving personal data. We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which such data are processed. While we strive to comply with all applicable privacy and security laws and regulations, legal standards for privacy continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause reputational harm, which could have a material adverse effect on our business.

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

In the United States, California adopted the California Consumer Privacy Act of 2018 (CCPA), which became effective in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU GDPR. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The California Privacy Rights Act will impose additional obligations on companies processing personal information of California residents beyond those found in the CCPA when it takes effect in January 2023.

We expect to be subject to additional privacy laws at both the U.S. state level and abroad as many jurisdictions worldwide in addition to those examples discussed above have either recently passed data privacy legislation or are considering enacting such legislation.

Risks Related to Our Key Personnel and Other Service Providers

We depend on our key personnel, and we must continue to attract and retain key employees and consultants.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, third-party contract research organizations (CROs), consultants, and collaborators may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) laws or regulations in jurisdictions where we are performing activities in relation to our product candidates, including those laws requiring the reporting of true, complete, and accurate information to such authorities; (2) manufacturing regulations and standards; (3) applicable laws prohibiting the promotion of a medical product for a use that has not been cleared or approved; (4) fraud and abuse, anti-corruption, and anti-money laundering laws, as well as similar laws and regulations and other laws; or (5) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to laws intended to prevent fraud, bias, misconduct, kickbacks, self-dealing, and other abusive practices, and these laws may differ substantially from country to country. Misconduct by these parties could also include the improper use of information obtained in the course of clinical trials or performing other services, which could result in investigations, sanctions, and serious harm to their or our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions and procedures we currently take or may establish in the future as our operations and employee, CRO, consultant, and collaborator base expands to detect and prevent this type of activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure by these parties to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions. In addition, we have limited experience with respect to laws governing the commercial sale of pharmaceutical products. We will need to implement measures to maintain compliance with these laws if any of our product candidates are approved. The failure to adequately implement and maintain these measures could negatively affect our sales and marketing activities and our business.

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

Our stock price could fluctuate significantly due to the risks listed in this section, business developments announced by us and by our collaborators and competitors, or as a result of market trends and daily trading volume. The business developments that could affect our stock price include disclosures related to clinical findings with compounds that make use of our ADC technology, new collaborations, clinical advancement, or discontinuation of product candidates that make use of our ADC technology or product candidates that compete with our compounds or those of our collaborators, and regulatory approvals for our product candidates, if any, or product candidates that compete with our compounds or those of our collaborators. Our stock price could also fluctuate significantly with the level of overall investment interest in small-cap biotechnology stocks or for other reasons unrelated to our business.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We lease approximately 120,000 square feet of laboratory and office space in a building located at 830 Winter Street, Waltham, MA. The term of the 830 Winter Street lease expires on March 31, 2026, with an option for us to extend the lease for two additional five-year terms. In 2020, we sublet approximately 65,000 square feet of this space through the remaining term of the initial lease, and we continue to use the remaining space.

Item 3.   Legal Proceedings

From time to time, we may be a party to various legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Our Common Stock and Related Stockholder Matters

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “IMGN.” As of February 16, 2022, we had 389 holders of record of our common stock.

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

An ADC with our proprietary technology comprises an antibody that binds to a target found on tumor cells and is conjugated to one of our potent anti-cancer agents as a “payload” to kill the tumor cell once the ADC has bound to its target. ADCs are an expanding class of anti-cancer therapeutics, with twelve approved products and the number of agents in development growing significantly in recent years.

We have established a leadership position in ADCs with a portfolio of differentiated product candidates addressing both solid tumors and hematologic malignancies.

Our Business

Our lead program is mirvetuximab, a first-in-class investigational ADC targeting FRα, a cell-surface protein over-expressed in a number of epithelial tumors, including ovarian, endometrial, and non-small-cell lung cancers. Following consultation with the FDA, we initiated two trials of mirvetuximab in patients with platinum-resistant ovarian cancer whose tumors express FRα-high: SORAYA, a single-arm clinical trial that could lead to accelerated approval, pending FDA review; and MIRASOL, a randomized Phase 3 clinical trial that, if successful, could lead to full approval in this setting.

Beyond FRα-high, platinum-resistant ovarian cancer in patients who had one or more prior lines of therapy, our strategy is to move mirvetuximab into platinum-sensitive disease and become the combination agent of choice in ovarian cancer. To this end, we initiated PICCOLO, a single-arm study of mirvetuximab monotherapy in later-line platinum-sensitive patients. We have also generated encouraging data in recurrent platinum-sensitive disease with the combination of mirvetuximab plus carboplatin and are supporting ISTs with this combination in a single-arm study in the neoadjuvant setting and in a randomized study comparing mirvetuximab combined with carboplatin to standard of care in patients with recurrent platinum-sensitive disease. We also intend to initiate a single-arm Phase 2 study (0420) of this combination followed by mirvetuximab continuation in FRα-low, medium, and high patients with platinum-sensitive disease. Results from this study and our ongoing ISTs will inform a path to the potential registration for mirvetuximab plus carboplatin and, in parallel, could support compendia listing for this combination.

In addition, we presented mature data from our Phase 1b FORWARD II trial of mirvetuximab plus Avastin® (bevacizumab) in recurrent ovarian cancer in an oral presentation at the American Society for Clinical Oncology Annual Meeting in June 2021 and believe the data could support compendia listing for this combination in close proximity to the initial monotherapy approval of mirvetuximab. Furthermore, we recently aligned with FDA on GLORIOSA, a potential randomized Phase 3 study of mirvetuximab plus bevacizumab maintenance in FRα-high recurrent platinum-sensitive disease. We expect to initiate this potential label-enabling study in the second quarter of 2022.

Pivekimab, formerly known as IMGN632, is an ADC comprised of a high-affinity antibody designed to target CD123 with site-specific conjugation to a DNA-alkylating payload of the novel IGN class. Our IGNs are designed to alkylate DNA without cross-linking, which has provided a broad therapeutic index in preclinical models. We are advancing pivekimab in clinical trials for patients with BPDCN and AML.

BPDCN is a rare form of blood cancer, with an annual incidence of between 500 and 1,000 patients in the US. In October 2020, the FDA granted Breakthrough Therapy designation for pivekimab for the treatment of patients with relapsed or refractory BPDCN. Based on feedback from the FDA, we amended our ongoing 801 Phase 2 study, known as CADENZA, to include a new cohort of up to 20 frontline BPDCN patients. We now expect to generate top-line data for this frontline cohort in the second half of 2022.

We are also conducting our 802 study for pivekimab, which is a Phase 1b/2 study designed to determine the safety, tolerability, and preliminary antileukemia activity of pivekimab when administered in combination with azacytidine and venetoclax to patients with relapsed and frontline CD123-positive AML. This study is in dose-escalation, enrolling relapsed and refractory patients to determine the recommended Phase 2 dose of pivekimab for the triplet combination regimen. We are in the final stages of determining the recommended Phase 2 dose for this triplet combination and expect to initiate expansion cohorts in relapsed and frontline patients this year.

In addition, we are advancing our earlier-stage pipeline programs. IMGC936 is an ADC in co-development with MacroGenics, Inc. that is designed to target ADAM9, an enzyme over-expressed in a range of solid tumors and implicated in tumor progression and metastasis. IMGC936 incorporates a number of innovations, including antibody engineering to extend half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker and payload designed for improved stability and bystander activity. We continue to enroll patients in the Phase 1 study for this program and expect initial data in 2022.

IMGN151 is our next generation anti-FRα product candidate in preclinical development. This ADC integrates innovation in each of its components, which we believe may enable IMGN151 to address patient populations with lower levels of FRα expression, including tumor types outside of ovarian cancer. In January 2022, we submitted an IND application to evaluate IMGN151 in a planned Phase 1 clinical trial in patients with recurrent endometrial cancer and recurrent, high-grade serous epithelial ovarian, primary peritoneal, or fallopian tube cancers. In February 2022, the FDA placed a clinical hold on our IND application pending the resolution of certain chemistry, manufacturing, and controls, or CMC, information requests. We are generating data responsive to the requests and anticipate filing these responses mid-year, which we believe will enable us to proceed with the study in due course thereafter.

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

To date, we have not generated revenues from commercial sales of internal products, and we expect to continue to incur substantial operating losses for at least the near term as we incur significant operating expenses related to research and development and the potential commercialization of our portfolio. As of December 31, 2021, we had $478.8 million in cash and cash equivalents compared to $293.9 million as of December 31, 2020.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

We believe that our application of the following accounting policies, each of which requires significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results:

●	revenue recognition;
●	clinical trial accruals; and
●	stock-based compensation.

Our accounting policies are more fully described in the Notes to our consolidated financial statements, including Note B, “Summary of Significant Accounting Policies,” included in this Annual Report on Form 10-K.

Managing the Impact of the COVID-19 Pandemic

Since the first quarter of 2020, we have continued to move our clinical studies forward while adapting to meet the evolving challenges of the COVID-19 pandemic. We implemented business continuity plans in March 2020 that enabled our workforce to remain productive while working from home until mid-September 2021, at which time our workforce returned to the office. From a manufacturing and supply chain perspective, we believe we have sufficient inventory on hand for all of our ongoing and near-term studies and to support the launch of mirvetuximab, if approved. From a regulatory perspective, since the beginning of the pandemic, we have received timely reviews of our submissions to the FDA and other health authorities covering our clinical trial applications.

The impact of COVID-19 slowed site activation and patient enrollment for both SORAYA and MIRASOL, which resulted in a limited delay in patient accrual for each of these studies.

Results of Operations

For a discussion related to the results of operations for 2020 compared to 2019, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Annual Report on Form 10–K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

Revenues

For 2021, our total revenues decreased to $69.9 million compared to $132.3 million for 2020, driven by decreases in license and milestone fees and non-cash royalty revenue, both of which are discussed further below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the collaborators’ advancement of the product candidates, and the overall success in clinical trials of the product candidates. As such, the amount of license and milestone fees may vary widely from quarter to quarter and year to year. Total revenue recognized from license and milestone fees for the years ended 2021 and 2020 was $22.7 million and $63.7 million, respectively. In 2020, we recognized $60.5 million of previously deferred license revenue upon Jazz’s opt-out of its right to the last remaining license under its collaboration and option agreement, which drove the decrease in license and milestone fee revenue in 2021 compared to 2020. Partially offsetting this decrease, we recorded $7.4 million of revenue related to partner milestones achieved in 2021 and, pursuant to our license agreement with Huadong executed in October 2020, upon delivery of initial clinical supply in 2021, we recorded $14.6 million of the $40.0 million upfront payment previously deferred.

Deferred revenue of $92.1 million as of December 31, 2021 includes $28.5 million related to the collaboration with Huadong and $57.6 million related to the sale of our residual rights to receive royalty payments on commercial sales of KADCYLA in 2019, with the remainder of the balance primarily representing consideration received from our other collaborators pursuant to our license agreements that we have yet to earn pursuant to our revenue recognition policy.

Non-cash royalty revenue related to the sale of future royalties

KADCYLA is a marketed ADC resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of KADCYLA from Roche one quarter in arrears. We sold our rights to receive royalty payments on the net sales of KADCYLA through two separate transactions in 2015 and 2019. In accordance with our revenue recognition policy, $46.8 million and $68.5 million of non-cash royalties on net sales of KADCYLA were recorded and included in royalty revenue for 2021 and 2020, respectively. The decrease in non-cash royalty revenue in 2021 compared to 2020 is a result of the aggregate royalty threshold, as outlined in the 2015 royalty purchase agreement, being met in the second quarter of 2021, effectively reducing the royalty payments under the 2015 transaction from 100% to 15% of KADCYLA royalty payments received over the remaining royalty term. Pursuant to the terms of these agreements, we expect to recognize less non-cash royalty revenue in 2022 and subsequent years as compared to 2021 and prior years. See further details regarding these agreements in Note F, “Liability Related to Sale of Future Royalties,” of the Consolidated Financial Statements.

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

The lengthy process of securing FDA approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals, could materially adversely affect our product development efforts and our business overall. Accordingly, we cannot currently estimate, with any degree of certainty, the amount of time or money that we will be required to expend in the future on our product candidates prior to their regulatory approval, if such approval is ever granted.

Research and development expense was $151.1 million and $114.6 million for 2021 and 2020, respectively, with increased expenses related to personnel, third-party staffing costs, contract services, external manufacturing costs, and clinical trial costs, which are discussed further below.

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Year Ended
	December 31,		Increase/
Research and Development Expenses	2021	2020	(Decrease)
Preclinical and clinical testing	$99,971	$75,430	24,541
Process and product development	7,010	5,430	1,580
Manufacturing operations	44,136	33,732	10,404
Total research and development expenses	$151,117	$114,592	$36,525

Preclinical and clinical testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own, and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of clinical trials. Such expenses include those related to personnel, third-party staffing, patient enrollment at our clinical testing sites, consultant fees, contract services, and facilities. Preclinical and clinical testing expenses increased to $100.0 million for 2021 compared to $75.4 million for 2020. This increase is primarily the result of increased clinical trial, personnel, and third-party staffing costs related to advancing the MIRASOL, SORAYA, PICCOLO, and IMGC936 studies and increased third-party service fees in support of commercial readiness.

Process and product development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, third-party staffing, contract services, and facility expenses. Process and product development expenses increased to $7.0 million for 2021 compared to $5.4 million for 2020, due primarily to increased personnel and third-party staffing costs.

Manufacturing operations

Manufacturing operations expense includes costs to have preclinical and clinical materials manufactured for our product candidates and quality control and quality assurance activities. Such expenses include personnel, third-party staffing, raw materials for our preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, and facility expenses. Manufacturing operations expense increased $10.4 million to $44.1 million for 2021 compared to 2020. The increase in 2021 is principally due to increases in external manufacturing activity across our programs, and to a lesser extent, increases in personnel and third-party staffing costs.

Manufacturing operations expense also includes antibody development and supply expense in support of commercial validation and in anticipation of potential future clinical trials, as well as our ongoing trials, was $20.6 million and $20.2 million for 2021 and 2020, respectively. The process of antibody production is lengthy due in part to the lead time to establish a satisfactory production process at a vendor. Accordingly, costs incurred related to antibody production and development have fluctuated from period to period and we expect these cost fluctuations to continue in the future.

General and Administrative Expenses

General and administrative expenses increased $5.2 million to $43.8 million for 2021 due primarily to increases in professional services and personnel expenses, including $2.0 million of greater stock-based compensation driven largely by expense recorded in 2021 related to certain performance stock options becoming probable of vesting.

Restructuring Charges

During 2020, we recorded $1.5 million of restructuring charges, primarily incremental retention benefits, related to the restructuring of the business in 2019. No similar expense was recorded in 2021.

Investment Income, net

Investment income for 2021 and 2020 was $0.1 million and $0.7 million, respectively. The decrease in 2021 was driven by a decrease in interest rates.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalty

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of KADCYLA arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold in 2015. As described in Note F, “Liability Related to Sale of Future Royalties,” to our Consolidated Financial Statements, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as KADCYLA royalties are remitted directly to the purchaser. During 2021 and 2020, we recorded $13.1 million and $23.1 million, respectively, of non-cash interest expense, which includes amortization of deferred financing costs. The decrease in 2021 was a result of a lower average royalty liability balance for the year and the KADCYLA royalty threshold being met in the second quarter of 2021, effectively reducing the royalty payments under the 2015 transaction from 100% to 15% of KADCYLA royalty payments received over the remaining royalty term.

We record interest expense at the imputed interest rate, which we currently estimate to be 19.5%. There are a number of factors that could materially affect the estimated interest rate in the future, in particular, the estimated amount and timing of royalty payments from future net sales of KADCYLA. We assess this estimate on a periodic basis and any resulting change in interest rate will be adjusted prospectively.

Other (Expense) Income, net

Other (expense) income, net for 2021 and 2020 was $(1.1) million and $0.5 million, respectively, consisting of foreign currency exchange (losses) gains related to obligations with non-U.S. dollar-based suppliers and Euro cash balances maintained to fulfill them during the respective periods.

Liquidity and Capital Resources

For a discussion related to our cash flows for 2020 compared to 2019, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" in our Annual Report on Form 10–K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

The following tables show certain balance sheet and cash flow information as of and for the periods indicated (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$478,750	$293,856
Working capital	399,054	201,931
Shareholders’ equity	325,586	89,570

	Year Ended December 31,
	2021	2020
Cash used for operating activities	$(169,416)	$(78,620)
Cash (used for) provided by investing activities	(1,434)	509
Cash provided by financing activities	355,744	195,742

Cash Flows

We require cash to fund our operating expenses, including the advancement of our clinical programs, and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in private and public markets and payments from our collaborators, including license fees, milestones, research funding, and royalties. We also monetized our rights to receive royalties on KADCYLA for upfront consideration. As of December 31, 2021, we had $478.8 million in cash and cash equivalents. Net cash used for operating activities was $169.4 million and $78.6 million during 2021 and 2020, respectively. The principal use of cash in operating activities for these periods was to fund our net loss, adjusted for non-cash items, with 2020 benefiting from a $40.0 million upfront payment from Huadong pursuant to a collaboration and license agreement.

Net cash (used for) provided by investing activities was $(1.4) million and $0.5 million for 2021 and 2020, respectively, and represent cash outflows from capital expenditures, net of proceeds generated from the sale of capital assets. Capital expenditures for all periods presented consisted primarily of furniture and improvements related to COVID-19 safety measures, computer and office equipment, and dedicated equipment at third-party manufacturing vendors. During 2020, as a result of our restructuring of the business in 2019, we sold excess equipment generating proceeds of $1.5 million.

Net cash provided by financing activities was $355.7 million and $195.7 million for 2021 and 2020, respectively. In December 2021, pursuant to a public offering, we issued and sold 17.5 million shares of common stock and issued pre-funded warrants to purchase 27.4 million shares of common stock, resulting in aggregate net proceeds of $277.6 million. In August 2021, pursuant to a Securities Purchase Agreement with RA Capital Healthcare Fund, L.P., we issued a pre-funded warrant to purchase up to approximately 5.4 million shares of common stock, resulting in net proceeds of $29.8 million. Additionally, during 2021, we sold 6.7 million shares of our common stock under our Open Market Sale AgreementSM (Sale Agreement) with Jefferies, LLC as sales agent, dated December 18, 2020, generating net proceeds of $45.8 million. Pursuant to the Sale Agreement, we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million. As of December 31, 2021, $102.7 million remains available under the Sale Agreement. In connection with entering into the Sale Agreement, we filed a prospectus supplement to the prospectus included in our registration statement on Form S-3 (No. 333-251502), which became effective upon filing on December 18, 2020, with the SEC relating to the offer and sale of the up to $150.0 million of our common stock under the Sale Agreement.

In January 2020, pursuant to a public offering, we issued and sold 24.5 million shares of common stock, resulting in net proceeds of $97.7 million. Additionally in September 2020, we entered into an Open Market Sale AgreementSM with Jefferies, LLC as sales agent, pursuant to which we could offer and sell, from time to time, shares of our common stock in 2020 having an aggregate offering price of up to $100.0 million. Under the September Sale Agreement, we offered and sold approximately 20.0 million shares of our common stock resulting in net proceeds of $96.5 million.

Net cash provided by financing activities for 2021 and 2020 also include proceeds from the exercise of stock options and sale of shares through our ESPP.

Future Capital Requirements

We have significant future capital requirements including:

●	significant expected operating expenses to conduct research and development activities and to potentially commercialize our portfolio;
●	noncancelable in-process and future manufacturing obligations; and
●	substantial facility lease obligations as described in Note J, “Leases,” included in this Annual Report on Form 10-K.

We anticipate that our current capital resources will enable us to meet our operational expenses and capital requirements for more than twelve months after the date of this report. We may raise additional funds through equity, debt, and other financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. We cannot provide assurance that we will be able to obtain additional debt, equity, or other financing or generate revenues from collaborators on terms acceptable to us or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may elect or be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development, and/or clinical projects.

Recent Accounting Pronouncements

The information set forth under Note B to the consolidated financial statements under the caption “Recently Adopted Accounting Pronouncements” is incorporated herein by reference.

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

Our foreign currency hedging program uses either forward contracts or a Euro-denominated bank account to manage the foreign currency exposures that exist as part of our ongoing business operations. Our foreign currency risk management strategy is principally designed to mitigate the future potential financial impact of changes in the value of transactions, anticipated transactions, and balances denominated in foreign currency resulting from changes in foreign currency exchange rates. Our market risks associated with changes in foreign currency exchange rates are currently limited to a Euro-denominated bank account as we had no forward contracts at December 31, 2021. Accordingly, we do not believe there was any material market risk exposure with respect to foreign currency exposures that would require disclosure under this item.

Item 8. Financial Statements and Supplementary Data

IMMUNOGEN, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ImmunoGen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ImmunoGen, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Clinical Trial Accrual
Description of the Matter

As discussed in Note B to the consolidated financial statements, the Company estimates certain clinical trial expenses due to a lag in receiving information from third parties. Moreover, payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred. The Company maintained a clinical trial accrual of $15.6 million at December 31, 2021 included as a component of other accrued liabilities.

Auditing the Company’s clinical trial accruals was especially subjective due to the management judgment used to estimate the patient-related costs incurred but not yet invoiced. While the Company’s estimates of patient-related costs incurred but not yet invoiced are primarily based on information received from its vendors related to each clinical trial, the Company may need to use assumptions such as estimates of patient enrollment, patient cycles incurred, clinical sites activated, and other pass-through costs in determining its accrual. Additionally, due to the duration of the clinical trials as well as the timing of invoices received from vendors, actual amounts incurred are not typically known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to clinical trial accruals. For example, we tested management’s review controls over the accuracy and completeness of the underlying data and the assumptions used in the Company’s process for recording accrued patient-related costs.

Our audit procedures to test clinical trial accruals included, among others, testing the accuracy and completeness of the underlying data used to estimate costs incurred but not yet invoiced as well as evaluating and testing the assumptions used by management. We inspected the contracts and any amendments to the contracts with third parties and assessed the pattern of historical invoicing activity and the associated billing lags. We also corroborated the progress of clinical trials and other research and development projects through discussion with the Company’s research and development personnel that oversee the clinical trials. In addition, we inspected information obtained by the Company directly from third-party vendors, which included the third-party vendors’ estimate of costs incurred to date. We also performed analytical procedures over clinical trial accruals and compared subsequent invoices received from third-party vendors to the amounts accrued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Boston, Massachusetts

February 28, 2022

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

	December 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$478,750	$293,856
Accounts receivable	4,467	35
Unbilled receivable	2,345	11
Contract assets	3,000	—
Non-cash royalty receivable	4,115	22,451
Prepaid and other current assets	7,322	7,901
Total current assets	499,999	324,254
Property and equipment, net of accumulated depreciation	4,663	5,760
Operating lease right-of-use assets	12,392	14,072
Other assets	8,711	10,986
Total assets	$525,765	$355,072
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$18,434	$9,538
Accrued compensation	5,469	4,620
Other accrued liabilities	23,077	29,320
Convertible 4.5% senior notes, net of deferred financing costs of $0 and $7, respectively	—	2,093
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $198 and $319, respectively	6,077	44,357
Current portion of operating lease liability	3,537	3,146
Current portion of deferred revenue	44,351	29,249
Total current liabilities	100,945	122,323
Deferred revenue, net of current portion	47,717	80,860
Operating lease liability, net of current portion	15,244	18,651
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $381 and $584, respectively	34,967	41,082
Other long-term liabilities	1,306	2,586
Total liabilities	200,179	265,502
Commitments and contingencies (Note I)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding as of each of December 31, 2021 and December 31, 2020	—	—
Common stock, $.01 par value; authorized 300,000 shares; 220,361 and 194,998 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2,204	1,950
Additional paid-in capital	1,794,525	1,419,460
Accumulated deficit	(1,471,143)	(1,331,840)
Total shareholders’ equity	325,586	89,570
Total liabilities and shareholders’ equity	$525,765	$355,072

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

In thousands, except per share amounts

	Year Ended
	December 31,
	2021	2020	2019
Revenues:
Non-cash royalty revenue related to the sale of future royalties	$46,808	$68,529	$47,415
License and milestone fees	22,650	63,742	34,788
Research and development support	398	28	68
Total revenues	69,856	132,299	82,271
Operating expenses:
Research and development	151,117	114,592	114,522
General and administrative	43,812	38,600	38,489
Restructuring charge	—	1,487	21,433
Total operating expenses	194,929	154,679	174,444
Loss from operations	(125,073)	(22,380)	(92,173)
Investment income, net	51	729	4,424
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(13,103)	(23,107)	(16,879)
Interest expense on convertible senior notes	(47)	(95)	(95)
Other (expense) income, net	(1,131)	481	590
Net loss	$(139,303)	$(44,372)	$(104,133)
Basic and diluted net loss per common share	$(0.68)	$(0.25)	$(0.70)
Basic and diluted weighted-average common shares outstanding	206,147	176,153	148,311
Total comprehensive loss	$(139,303)	$(44,372)	$(104,133)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	149,400	$1,494	$1,192,813	$(1,183,335)	$10,972
Net loss	—	—	—	(104,133)	(104,133)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	1,150	11	2,862	—	2,873
Restricted stock award forfeitures	(414)	(4)	4	—	—
Stock option and restricted stock compensation expense	—	—	13,830	—	13,830
Directors’ deferred share unit compensation	—	—	337	—	337
Balance at December 31, 2019	150,136	$1,501	$1,209,846	$(1,287,468)	$(76,121)
Net loss	—	—	—	(44,372)	(44,372)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	458	5	1,466	—	1,471
Issuance of common stock, net of issuance costs	44,496	445	193,826	—	194,271
Restricted stock units vested	395	4	(4)	—	—
Restricted stock award forfeitures	(487)	(5)	5	—	—
Stock option and restricted stock compensation expense	—	—	13,978	—	13,978
Directors’ deferred share unit compensation	—	—	343	—	343
Balance at December 31, 2020	194,998	$1,950	$1,419,460	$(1,331,840)	$89,570
Net loss				(139,303)	(139,303)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	998	10	3,759	—	3,769
Issuance of common stock, net of issuance costs	24,181	242	153,788	—	154,030
Issuance of pre-funded warrants, net of issuance costs	—	—	199,045	—	199,045
Conversion of convertible senior notes	239	3	997		1,000
Restricted stock units vested	2	—	—	—	—
Restricted stock award forfeitures	(57)	(1)	1	—	—
Stock option and restricted stock compensation expense	—	—	16,794	—	16,794
Directors’ deferred share unit compensation	—	—	681	—	681
Balance at December 31, 2021	220,361	$2,204	$1,794,525	$(1,471,143)	$325,586

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	Year Ended
	December 31,
	2021	2020	2019

Cash flows from operating activities:
Net loss	$(139,303)	$(44,372)	$(104,133)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(39,155)	(68,529)	(47,415)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	13,103	23,107	16,879
Depreciation and amortization	2,017	2,101	4,028
(Gain) loss on sale/disposal of fixed assets and impairment charges	—	(691)	1,689
Operating lease right-of-use asset impairment	—	—	694
Stock and deferred share unit compensation	17,475	14,321	14,167
Change in operating assets and liabilities:
Accounts receivable	(4,432)	7,465	(5,799)
Unbilled receivable	(2,334)	990	(384)
Contract asset	(3,000)	3,631	(3,131)
Prepaid and other current assets	579	(2,476)	(963)
Operating lease right-of-use assets	1,680	1,515	1,331
Other assets	2,275	(7,202)	(75)
Accounts payable	9,148	(819)	(1,045)
Accrued compensation	849	(4,100)	(2,189)
Other accrued liabilities	(7,261)	16,734	(6,146)
Deferred revenue	(18,041)	(17,323)	46,630
Operating lease liability	(3,016)	(2,972)	(2,505)
Net cash used for operating activities	(169,416)	(78,620)	(88,367)
Cash flows from investing activities:
Purchases of property and equipment	(1,434)	(917)	(2,845)
Proceeds from sale of equipment	—	1,426	2,312
Net cash (used for) provided by investing activities	(1,434)	509	(533)
Cash flows from financing activities:
Payments upon settlement of convertible senior notes	(1,100)	—	—
Proceeds from issuance of common stock under stock plans	3,769	1,471	2,873
Proceeds from warrant issuance, net of $391 of transaction costs	199,045	—	—
Proceeds from common stock issuance, net of $373 and $701 of transaction costs, respectively	154,030	194,271	—
Net cash provided by financing activities	355,744	195,742	2,873
Net change in cash and cash equivalents	184,894	117,631	(86,027)
Cash and cash equivalents, beginning of period	293,856	176,225	262,252
Cash and cash equivalents, end of period	$478,750	$293,856	$176,225
Supplemental cash flow information:
Cash paid during the year for interest	$47	$95	$95

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development of antibody-drug conjugates, or ADCs. The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $139.3 million during the year ended December 31, 2021, and had an accumulated deficit of approximately $1.5 billion as of December 31, 2021. The Company has primarily funded these losses through payments received from its collaborations and equity, convertible debt, and other financings. To date, the Company has had no revenues from commercial sales of its own products and management expects to continue to incur substantial operating losses for at least the near term as the Company incurs significant operating expenses related to research and development and potential commercialization of its portfolio.

At December 31, 2021, the Company had $478.8 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources will enable it to meet its operational expenses and capital expenditures for more than twelve months after these financial statements are issued. The Company may raise additional funds through equity, debt, or other financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. There can be no assurance that the Company will be able to obtain additional equity, debt, or other financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, and/or clinical projects.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2021 up through the date the Company issued these financial statements. On February 14, 2022, the Company and Eli Lilly and Company (“Lilly”) entered into a license agreement, pursuant to which the Company granted Lilly worldwide exclusive rights to research, develop, and commercialize ADCs based on the Company’s novel camptothecin technology. Under the terms of the license agreement, the Company is entitled to receive an upfront payment of $13 million, reflecting initial targets selected by Lilly, and up to an additional $32.5 million if Lilly selects the maximum number of additional targets over the four year-period following the effective date of the license agreement. In addition, Lilly will be obligated to pay the Company, on a target-by-target basis, development, regulatory, and commercial milestones. In total, the Company could earn up to $1.7 billion in target selection fees and development, regulatory, and commercial milestones if all targets are selected and all milestones are realized. The Company is also eligible to receive tiered royalties, on a product-by-product basis, as a percentage of worldwide annual net sales by Lilly, based on certain net sales thresholds. The Company did not have any other material subsequent events.

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

At December 31, 2021, the Company had the following types of material agreements with the parties identified below:

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

Development and Commercialization Licenses

The obligations under a development and commercialization license agreement generally include the license to the Company’s ADC technology with respect to a specified antigen target or compound and may also include obligations related to rights to future technological improvements and other activities to be performed on behalf of the collaborative partner.

 Generally, development and commercialization licenses contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will earn payments upon the achievement of certain milestones and royalty payments, generally until the later of the last applicable patent expiration or a fixed period of years after product launch. Royalty rates may vary over the royalty term depending on the Company’s intellectual property rights and/or the presence of comparable competing products. In the case of Debiopharm, no royalties will be received. In certain instances, the Company may also provide cytotoxic agents and/or clinical materials or other services in addition to the development and commercialization licenses. For example, the Company may provide technology transfer services in connection with the out-licensing of product candidates initially developed by the Company and may also provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when or whether any collaborator will request certain services, achieve milestones, or become liable for royalty payments.

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

The Company recognizes revenue related to technology transfer activities and other services as the services are performed. The Company is generally compensated for these activities at negotiated rates that are consistent with what other third parties would charge. The Company records amounts recognized for services performed as a component of research and development support revenue.

The Company may also provide cytotoxic agents and/or preclinical and clinical materials (drug substance/drug product) to its collaborators at negotiated prices generally consistent with what other third parties would charge. The Company recognizes revenue on cytotoxic agents and/or preclinical and clinical materials when control transfers to the collaborator as a component of research and development support revenue.

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

Transaction Price Allocated to Remaining Performance Obligations

Deferred revenue under ASC 606 represents the portion of the transaction price received under various contracts for which work has not been performed (or has been partially performed) and includes unexercised contract options that are considered material rights. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $92.1 million. The Company expects to recognize revenue on approximately 48%, 41%, and 11% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively, however, it does not control when or if any collaborator will terminate existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract assets and contract liabilities during the years ended December 31, 2021 and 2020 (in thousands):

	Balance at				Balance at
Year ended December 31, 2021	December 31, 2020	Additions	Deductions	Impact of Netting	December 31, 2021
Contract asset	$—	$5,500	$(2,500)	$—	$3,000
Contract liabilities (deferred revenue)	$110,109	$4,753	$(22,794)	$—	$92,068

	Balance at				Balance at
Year ended December 31, 2020	December 31, 2019	Additions	Deductions	Impact of Netting	December 31, 2020
Contract asset	$3,631	$—	$(8,000)	$4,369	$—
Contract liabilities (deferred revenue)	$127,432	$42,050	$(63,742)	$4,369	$110,109

During the years ended December 31, 2021, 2020, and 2019 the Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$22,765	$61,872	$14,817
Performance obligations satisfied in previous periods	$5,500	$—	$12,672

Pursuant to the Company’s license agreement executed with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong), upon delivery of clinical materials in 2021, the Company recorded $14.6 million of the $40.0 million upfront payment received and deferred in 2020 as license and milestone fee revenue. Additionally, in December 2021, the Company received a $5.0 million payment for a development milestone achieved pursuant to its agreement with Huadong, of which $1.8 million was recorded as license and milestone fee revenue in 2021 and $3.2 million was deferred and will be recorded as revenue, along with the remaining $25.4 million from the upfront license fee, upon delivery of clinical material in 2022. Also, during 2021, pursuant to its license agreement with Viridian, the Company recorded $2.5 million as license and milestone fee revenue related to a development milestone achieved in October 2021 and a contract asset of $3.0 million for a second probable development milestone. The Company also recorded $0.2 million as license and milestone fee revenue for delivery of certain materials to Viridian that had been previously deferred, $0.3 million of license and milestone fee revenue related to numerous collaborators’ rights to technological improvements that had been previously deferred, and recorded $7.7 million of previously deferred non-cash royalty revenue related to the sale of rights to KADCYLA royalties, further details of which can be found in Note E, “Liability Related to Sale of Future Royalties.” Lastly, pursuant to a research agreement, the Company received a $1.6 million upfront option fee that is included in deferred revenue at December 31, 2021.

During 2020, the Company recognized $60.5 million of previously deferred license revenue upon Jazz’s opt-out of its right to the last remaining license under the agreement and $3.2 million of upfront fees previously received from other partners, of which $1.4 million was included in contract liabilities at the beginning of 2020. As noted above, a $40.0 million upfront payment received in 2020 pursuant to a license agreement executed with Huadong was recorded as deferred revenue and none of this amount was recognized as revenue during 2020. Additionally, a contract asset of $3.6 million, net of $4.4 million in related contract liabilities, was recorded for two probable milestones in 2019 pursuant to license agreements with CytomX and Novartis, which were subsequently achieved and paid during 2020.

The Company recorded the following during the year ended December 31, 2019: (i) license and milestone fee revenue of $7.7 million for probable development milestones pursuant to license agreements with CytomX and Novartis, with another $0.3 million deferred which represents the amount allocated to future rights to technological improvements; a $3.6 million contract asset was recorded in December 2019 related to these probable milestones, net of a $4.4 million reduction in related contract liabilities; (ii) a $5.0 million regulatory milestone payment earned under its license agreement with Genentech, a member of Roche; the full amount of the milestone was recognized as revenue in the period as the amount allocated to future rights to technological improvements was not material; (iii) $14.5 million of previously deferred license revenue recognized upon the opt-out of the right to execute a license by Jazz; (iv) $65.2 million was recorded as deferred revenue as a result of a sale of the Company’s residual rights to receive royalty payments on commercial sales of KADCYLA ® (ado-trastuzumab emtansine) as discussed in Note F; and (v) $0.3 million of revenue previously deferred related to numerous collaborators’ rights to technological improvements. Additionally, $7.3 million of a $7.5 million upfront payment invoiced to CytomX pursuant to a license agreement executed in December 2019 was recorded as license and milestone fee revenue upon delivery of the license and $0.2 million was deferred until delivery of certain materials.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of December 31, 2021 or 2020. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less when purchased are considered cash equivalents. As of December 31, 2021 and 2020, the Company held $478.8 million and $293.9 million, respectively, in cash and money market funds consisting principally of U.S. Government-issued securities and high quality, short-term commercial paper which were classified as cash and cash equivalents.

Non-cash Investing Activities

The Company had $0.2 million and $0.7 million of accrued capital expenditures as of December 31, 2021 and 2020, respectively, which have been treated as a non-cash investing activity and accordingly, not reflected in the consolidated statement of cash flows.

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

As of December 31, 2021 and 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis. The following tables represent the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of each date (in thousands):

Fair Value Measurements at December 31, 2021
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$460,298	$460,298	$—	$—

Fair Value Measurements at December 31, 2020
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$194,525	$194,525	$—	$—

The fair value of the Company’s cash equivalents is based primarily on quoted prices from active markets.

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled receivable, contract assets, non-cash royalty receivable, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature. The gross carrying amount and estimated fair value of the convertible 4.5% senior notes was $2.1 million and $4.3 million, respectively, as of December 31, 2020. The fair value of the convertible notes was influenced by interest rates, the Company’s stock price and stock price volatility, and by prices observed in trading activity for the convertible notes. However, because there have been no trades involving the convertible notes since September 2019, the fair value as of December 31, 2020 uses Level 3 inputs. During 2021, $1.0 million of outstanding convertible 4.5% senior notes converted into 238,777 shares of the Company’s common stock, par value $0.01 per share (common stock), with the remaining $1.1 million of convertible 4.5% senior notes paid in cash upon maturity on July 1, 2021.

Unbilled Receivable

Unbilled receivable primarily represents research funding earned based on actual resources utilized and external expenses incurred under certain of the Company’s collaborator agreements.

Clinical Trial Accruals

Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these activities to third parties. Third-party clinical trial expenses include investigator fees, site costs (patient cost), clinical research organization costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred. Clinical trial costs are reflected on the consolidated balance sheets as prepaid assets (to the extent payments exceed costs incurred) or accrued clinical trial costs (to the extent costs incurred exceed payments). These third-party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future R&D activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. The Company also records accruals for estimated ongoing clinical research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received, and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical clinical accrual estimates made by the Company have not been materially different from the actual costs.

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

Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Accrued contract payments	$5,558	$15,576
Accrued clinical trial costs	15,556	11,401
Accrued professional services	839	1,200
Accrued employee benefits	40	39
Accrued public reporting charges	309	319
Other current accrued liabilities	775	785
Total	$23,077	$29,320

Accrued contract payments included in the table above primarily relate to external manufacturing, regulatory, and quality-related services. The decrease in the balance as of December 31, 2021 compared to prior year was driven by timing of external manufacturing expenses.

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

Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. The Company recorded net gains (losses) of $0.7 million and $(1.7) million related to impairment charges and the sale/disposal of certain furniture and equipment during the years ended December 31, 2020, and 2019, respectively. There were no similar gains (losses) recorded during the year ended December 31, 2021.

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

Common Stock Warrants

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period. Shares of the Company’s common stock underlying pre-funded warrants are included in the calculation of basic and diluted earnings per share. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Shares of the Company’s restricted stock participate in any dividends that may be declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted loss per share is computed after giving consideration to the dilutive effect of stock options, convertible notes, and restricted stock that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for options and unvested restricted stock and the if-converted method for the convertible notes, are shown in the following table (in thousands):

	Year Ended December 31,
	2021	2020	2019
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock/units at end of period	21,296	18,459	14,815
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock/units	2,546	1,301	1,020
Shares issuable upon conversion of convertible notes at end of period	—	501	501
Common stock equivalents under if-converted method for convertible notes	—	501	501

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-based Compensation

As of December 31, 2021, the Company is authorized to grant future awards under three employee share-based compensation plans, which are the ImmunoGen, Inc. 2018 Employee, Director and Consultant Equity Incentive Plan, or the 2018 Plan, the Employee Stock Purchase Plan, or ESPP, and the ImmunoGen Inducement Equity Incentive Plan, or the Inducement Plan. At the annual meeting of shareholders on June 16, 2021, the 2018 Plan was amended to provide for the issuance of stock grants, the grant of options, and the grant of stock-based awards for up to 6,600,000 shares of the Company’s common stock, as well as up to 22,392,986 shares of common stock, which represent the number of shares of common stock remaining under the 2018 Plan as of March 31, 2021, and shares of the Company’s common stock represented by awards granted under the ImmunoGen, Inc. 2016 and 2006 Employee, Director and Consultant Equity Incentive Plans, that may forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company on or after March 31, 2021. The Inducement Plan was approved by the Board of Directors in December 2019, and pursuant to subsequent amendments, provided for the issuance of non-qualified option grants for up to 3,500,000 shares of the Company’s common stock as of December 31, 2021. Options awarded under the two plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant.

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

	Year Ended
	December 31,
	2021	2020	2019
Dividend	None	None	None
Volatility	84.67%	85.07%	76.67%
Risk-free interest rate	0.80%	1.21%	2.20%
Expected life (years)	6.0	6.0	6.0

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the years ended December 31, 2021, 2020, and 2019, were $5.07, $3.28, and $2.81 per share, respectively.

A summary of option activity under the option plans for 2021 is presented below (in thousands, except weighted-average data):

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of Stock	Exercise	Remaining	Intrinsic
	Options	Price	Life in Yrs.	Value
Outstanding at December 31, 2020	18,398	$6.10
Granted	5,324	7.15
Exercised	(872)	3.51
Forfeited/Canceled	(1,631)	8.59
Outstanding at December 31, 2021	21,219	$6.28	7.34	$41,425
Exercisable at December 31, 2021	9,619	$7.10	5.87	$19,140
Vested and expected to vest at December 31, 2021	21,219	$6.28	7.34	$41,425

In 2020, the Company issued 2.6 million performance-based stock options to certain employees, all of which remained outstanding as of December 31, 2021, that will vest upon the achievement of specified performance goals. In October 2021, upon approval by the Compensation Committee of the Company’s Board of Directors, certain terms of the performance-based stock option award agreements were modified. Pursuant to ASC 718, the Company determined the modification to be a Type IV (improbable-to-improbable) modification and revalued the modified awards as of the modification date. Upon assessment of the performance-based stock option awards as of December 31, 2021, the Company determined the first performance goal to be probable of vesting and, as such, recorded $2.6 million of stock-based compensation expense for the year ended December 31, 2021. The fair value of the performance-based options that could be expensed in future periods is $7.8 million.

A summary of restricted stock and restricted stock unit activity under the option plans for 2021 is presented below (in thousands, except weighted-average data):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2020	61	$2.47
Granted	75	5.68
Vested	(2)	2.53
Forfeited	(57)	2.47
Unvested at December 31, 2021	77	$5.59

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

During 2021, 2020, and 2019, approximately 126,000, 122,000, and 356,000 shares, respectively, were issued to participating employees at fair values ranging from $1.20 to $2.29 per share.

Stock compensation expense related to stock options and restricted stock awards granted under the option plans and the ESPP was $16.8 million, $14.0 million, and $13.8 million during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, the estimated fair value of unvested employee awards was $28.6 million. The weighted-average remaining vesting period for these awards is 2.9 years. Also included in stock and deferred stock unit compensation expense in the consolidated statements of cash flows for the years ended December 31, 2021, 2020, and 2019 is $0.7 million, $0.4 million, and $0.3 million, respectively, of expense recorded for directors’ deferred share units, the details of which are discussed in Note H.

A summary of option activity for options vested during the years ended December 31, 2021, 2020, and 2019 is presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total fair value of options vested	$15,839	$11,465	$13,747
Total intrinsic value of options exercised	3,322	746	556
Cash received from the exercise of stock options and ESPP purchases	3,769	1,471	2,873

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

The percentages of revenues recognized from significant customers of the Company in the years ended December 31, 2021, 2020, and 2019 are included in the following table:

	Year Ended December 31,
Collaborative Partner:	2021	2020	2019
Roche	67%	53%	64%
Huadong	24%	-%	-%
Jazz	-%	46%	18%
CytomX	-%	-%	13%

There were no other customers of the Company with significant revenues in the periods presented.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted the standard on January 1, 2021, and it did not have a material effect on the Company’s consolidated financial statements.

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

C.Agreements

Significant Collaborative Agreements

Roche

In 2000, the Company granted Genentech, now a unit of Roche, an exclusive development and commercialization license to use the Company’s maytansinoid ADC technology with antibodies, such as trastuzumab, or other proteins that target HER2. Under the terms of this agreement, Roche has exclusive worldwide rights to develop and commercialize maytansinoid ADC compounds targeting HER2. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC, KADCYLA, in the U.S., Japan, the European Union, and numerous other countries. Roche is responsible for the manufacturing, product development, and marketing of any products resulting from the agreement. The Company received a $2.0 million non-refundable upfront payment from Roche upon execution of the agreement. The Company is also entitled to receive up to a total of $44.0 million in development and regulatory milestone payments, plus royalties on the commercial sales of KADCYLA or any other resulting products. Through December 31, 2021, the Company had received and recognized $39.0 million in milestone payments related to KADCYLA, including a $5.0 million regulatory milestone payment to the Company for a first extended indication, which is included in license and milestone fees for the year ended December 31, 2019.

The Company receives royalty reports and payments related to sales of KADCYLA from Roche one quarter in arrears. In accordance with the Company’s revenue recognition policy, $46.8 million, $68.5 million, and $47.4 million of non-cash royalties on net sales of KADCYLA were recorded and included in royalty revenue for the years ended December 31, 2021, 2020, and 2019. The Company sold its rights to receive royalty payments on the net sales of KADCYLA through two separate transactions in 2015 and 2019. Following the 2019 transaction, OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, is entitled to receive all of these royalties.

Roche, through its Genentech unit, also has licenses for the exclusive right to use the Company’s maytansinoid ADC technology with antibodies to four undisclosed targets, which were granted under the terms of a separate, now expired, 2000 right-to-test agreement with Genentech. For each of these licenses, the Company received a $1.0 million license fee and is entitled to receive up to a total of $38.0 million in development, regulatory, and sales-based milestone payments plus royalties on the sales of any resulting products. The Company has not received any milestone payments from these agreements through December 31, 2021. Roche is responsible for the development, manufacturing, and marketing of any products resulting from these licenses.

Amgen/Oxford BioTherapeutics

Under a now-expired right-to-test agreement established in 2000, the Company granted Amgen an exclusive development and commercialization license for which the Company received a $1.0 million exercise fee and is entitled to receive up to a total of $34.0 million in development, regulatory, and sales-based milestone payments, plus royalties on the commercial sales of any resulting products. Through December 31, 2021, the Company had received and recognized a $1.0 million milestone payment under this agreement. Amgen subsequently sublicensed its rights under the license to Oxford BioTherapeutics Ltd. (OBT). Amgen (or its sublicensee(s)) is responsible for the manufacturing, development, and marketing of any products resulting from the license.

Bayer

In 2008, the Company granted Bayer an exclusive development and commercialization license to the Company’s maytansinoid ADC technology for use with antibodies or other proteins that target mesothelin. The Company received a $4.0 million upfront payment upon execution of the agreement. For each compound developed and marketed by Bayer under this collaboration, the Company is entitled to receive a total of $170.5 million in development, regulatory, and sales-based milestone payments, plus royalties on the commercial sales of any resulting products. Through December 31, 2021, the Company had received and recognized an aggregate of $13.0 million in milestone payments under this agreement. Bayer is responsible for the research, development, manufacturing, and marketing of any products resulting from the license.

Novartis

The Company granted Novartis exclusive development and commercialization licenses to the Company’s maytansinoid and IGN ADC technology for use with antibodies to six specified targets under a now-expired right-to-test agreement established in 2010. The Company received a $45.0 million upfront payment in connection with the execution of the right-to-test agreement in 2010, $8.5 million in extension and amendment fees, and an exercise fee of $1.0 million for each of the six licenses taken. In May 2018, Novartis terminated one of its six licenses.

For each of the remaining development and commercialization licenses, the Company is entitled to receive up to a total of $199.5 million in development, regulatory, and sales-based milestone payments, plus royalties on the commercial sales of any resulting products. In 2015 and 2016, Novartis initiated Phase 1 testing of three of its five product candidates, triggering a $5.0 million development milestone payment to the Company with each event. Novartis later discontinued clinical testing of these three products. In December 2019, a development milestone related to dosing a first patient in a Phase 1 clinical trial for a licensed product became probable of being attained. Accordingly, $4.7 million of the $5.0 million milestone that was allocated to the delivered license was recorded as revenue and is included in license and milestone fees for the year ended December 31, 2019, and $0.3 million that was allocated to future technological improvements was deferred and will be recognized as revenue ratably over the estimated term of the license. In September 2020, Novartis enrolled its first patient in the aforementioned Phase 1 clinical trial and remitted the $5.0 million milestone payment to the Company. Novartis is responsible for the manufacturing, development, and marketing of any products resulting from these licenses.

CytomX

In 2016, the Company granted CytomX an exclusive development and commercialization license to the Company’s maytansinoid ADC technology for use with Probodies™ that target CD166 under a now expired reciprocal right-to-test agreement. The Company neither received nor made an upfront cash payment in connection with the execution of the right-to-test agreement or the license agreement. With respect to the development and commercialization license granted to CytomX, the Company is entitled to receive up to a total of $160.0 million in development, regulatory, and sales-based milestone payments plus royalties on the commercial sales of any resulting product. Through December 31, 2021, the Company had received and recognized an aggregate of $4.0 million in milestone payments under this agreement, of which $3.0 million is included as license and milestone fee revenue for the year ended December 31, 2019.

In December 2019, the Company granted CytomX an exclusive development and commercialization license to maytansinoid and IGN ADC technology for use with Probodies™ that target EpCAM. Pursuant to the license agreement, in January 2020, the Company received a $7.5 million upfront payment, of which $7.3 million was recorded as license and milestone fee revenue upon delivery of the license to CytomX in December 2019 and $0.2 million was deferred until delivery of certain materials as these performance obligations were determined to be distinct. The Company is also entitled to receive up to a total of $355.0 million in development, regulatory, and sales-based milestone payments plus royalties on the commercial sales of any resulting product. The Company had not received any milestone payments under this agreement through December 31, 2021.

CytomX is responsible for the manufacturing, product development, and marketing of any products resulting from these licenses.

Fusion

In December 2016, the Company entered into an exclusive license agreement to a specified target with Fusion Pharmaceuticals Inc. The Company is entitled to receive up to a total of $50.0 million in development, regulatory, and sales-based milestone payments plus royalties on the commercial sales of any resulting products. Through December 31, 2021, the Company had received and recognized a $0.5 million milestone payment under this agreement. Fusion is responsible for the manufacturing, product development, and marketing of any products resulting from the license.

Debiopharm

In May 2017, Debiopharm International SA (Debiopharm) acquired the Company’s IMGN529 program, a clinical-stage anti-CD37 ADC for the treatment of patients with B-cell malignancies, such as non-Hodgkin lymphomas (NHL). Under the terms of the Exclusive License and Asset Purchase agreement, the Company received a $25.0 million upfront payment for specified assets related to IMGN529 and an exclusive license to additional intellectual property necessary or useful for Debiopharm to develop and commercialize IMGN529 (now known as Debio 1562). The Company also received a $5.0 million milestone payment upon transfer of ImmunoGen technologies related to the program (technology transfer) and was entitled to receive a $25.0 million milestone payment upon IMGN529 entering a Phase 3 clinical trial.

In October 2021, the Company and Debiopharm amended their agreement, pursuant to which the Company is entitled to receive a percentage of all payments generated from future sublicenses of Debio 1562, including upfront fees, milestones, and royalties, up to an aggregate of $30.0 million and in lieu of the potential $25.0 million development milestone payment under the original agreement.

Viridian

In October 2020, the Company entered into a license agreement with Viridian Therapeutics, Inc. pursuant to which the Company granted Viridian the exclusive right to develop and commercialize an insulin-like growth factor-1 receptor (IGF-1R) antibody for all non-oncology indications that do not use radiopharmaceuticals in exchange for an upfront payment, with the potential to receive up to a total of $143.0 million in development, regulatory, and sales-based milestone payments plus royalties on the commercial sales of any resulting product. In 2021, the Company received a $2.5 million payment related to a development milestone achieved in October 2021 and a second $3.0 million development milestone became probable of being achieved, which resulted in $5.5 million being allocated to the previously delivered license and recognized as revenue as a component of license and milestone fees for the year ended December 31, 2021. Viridian is responsible for the manufacturing, development, and marketing of any products resulting from the license agreement.

Huadong

In October 2020, the Company entered into a collaboration and license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong), a subsidiary of Huadong Medicine Co., Ltd. The collaboration and license agreement grants Huadong an exclusive, royalty-bearing, and sublicensable right to develop and commercialize mirvetuximab (the Licensed Product) in the People’s Republic of China, Hong Kong, Macau, and Taiwan (collectively, Greater China). The Company retains exclusive rights to the Licensed Product outside of Greater China. Under the terms of the collaboration and license agreement, the Company received a non-refundable upfront payment of $40.0 million with the potential for approximately $265.0 million in development, regulatory, and sales-based milestone payments. In addition, the Company is entitled to receive tiered percentage royalties ranging from low double digits to high teens as a percentage of commercial sales of the Licensed Product, if approved, by Huadong in Greater China, subject to adjustment in specified circumstances.

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

The transaction price was determined to consist of the upfront payment of $40.0 million and estimated payments to be received for clinical supply of the Licensed Product. At contract inception, future development and regulatory milestones were fully constrained. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Huadong. The Company re-evaluates the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

In 2021, the first shipment of clinical supply was delivered to Huadong and, based on the total estimated clinical supply to be delivered, $14.6 million was recorded as license and milestone fee revenue. Additionally, in December 2021, the Company received a $5.0 million payment upon achievement of a development milestone, of which $1.8 million was recognized as license and milestone fee revenue in 2021 and $3.2 million was deferred and will be recorded as revenue as clinical supply is delivered in 2022. As of December 31, 2021, the total deferred revenue balances related to the Huadong arrangement was $28.6 million and is expected to be recognized during 2022 as clinical supply is delivered.

Terminated Agreements

Jazz Pharmaceuticals

In August 2017, the Company entered into a Collaboration and Option Agreement with Jazz Pharmaceuticals Ireland Limited (Jazz), a subsidiary of Jazz Pharmaceuticals plc, granting Jazz exclusive, worldwide rights to opt into development and commercialization of two early-stage, hematology-related ADC programs, as well as an additional program to be designated during the term of the agreement. Pursuant to the agreement, Jazz made an upfront payment of $75.0 million to the Company. Additionally, Jazz had also agreed to pay the Company up to $100.0 million in development funding over seven years to support the three ADC programs.

Due to the involvement the Company and Jazz both had in the development and commercialization of the products, as well as both parties being part of the cost share agreement and exposed to significant risks and rewards dependent on the commercial success of the products, the arrangement was determined to be a collaborative arrangement within the scope of ASC 808. Accordingly, the Company separated the research and development activities and the related cost sharing arrangement with Jazz. Payments for such activities were recorded as research and development expense and reimbursements received from Jazz were recognized as an offset to research and development expense in the accompanying statement of operations during the development period. Included in research and development expense for the years ended December 31, 2021, 2020, and 2019, are $6.7 million, $6.7 million, and $12.5 million of credits related to reimbursements from Jazz, respectively.

In October 2019 and December 2020, Jazz exercised certain opt-out rights under the agreement, thereby relinquishing its development and commercialization options and restoring all rights to the ADC programs to the Company. The non-refundable, upfront arrangement consideration of $75.0 million was allocated to the three license options. The amount allocated to the rights to future technological improvements under the relative selling price method was deemed immaterial and, therefore, not segregated from the license options. In conjunction with the opt-outs, the Company recognized $60.5 million and $14.5 million of the deferred upfront fee as license and milestone fee revenue in the years ended December 31, 2020 and 2019, respectively.

Takeda

In March 2015, the Company entered into a three-year right-to-test agreement with Takeda Pharmaceutical Company Limited (Takeda) through its wholly-owned subsidiary, Millennium Pharmaceuticals, Inc., pursuant to which the Company received a $20.0 million upfront payment. A first license was granted to Takeda in 2015, and in 2018, the right-to-test agreement expired without Takeda exercising its option to a second license. In 2020, Takeda terminated its exclusive development and commercialization license. As a result, the Company recorded the remaining $0.9 million balance of the upfront payment that had been allocated to future performance obligations under the license as revenue, which is included in license and milestone fees for the year ended December 31, 2020.

Biotest

In 2006, the Company granted Biotest an exclusive development and commercialization license to the Company’s maytansinoid ADC technology for use with antibodies that target CD138, pursuant to which the Company received a $1.0 million upfront payment. In 2020, Biotest terminated the license.

D.Property and Equipment

Property and equipment consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Leasehold improvements	$22,051	$21,890
Machinery and equipment	2,955	2,861
Computer hardware and software	5,846	5,636
Furniture and fixtures	3,265	3,039
Assets under construction	233	97
	$34,350	$33,523
Less accumulated depreciation	(29,687)	(27,763)
Property and equipment, net	$4,663	$5,760

Included in the table above are amounts capitalized for equipment under capital leases at December 31, 2021 and 2020 totaling $2.1 million, net of accumulated amortization of $1.6 million and $1.3 million, respectively. Depreciation expense was $2.0 million, $2.1 million , and $4.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. As a result of the restructuring at the end of the second quarter of 2019, the Company recorded an impairment charge of $2.5 million to write down excess equipment to fair value. During the fourth quarter of 2019, the Company executed an agreement to liquidate the equipment and transferred title to assets with a cost basis of $14.2 million and accumulated depreciation of $12.9 million, for which the Company received a $2 million payment. During the year ended December 31, 2020, the Company liquidated the remaining equipment with a cost basis of $6.7 million for an additional $1.2 million payment to the Company.

E.Convertible 4.5% Senior Notes

In 2016, the Company issued convertible notes with an aggregate principal amount of $100 million, of which $2.1 million remained outstanding as of December 31, 2020. In June 2021, $1.0 million of outstanding convertible notes were converted into 238,777 shares of the Company’s common stock and the remaining $1.1 million outstanding was repaid in full by a cash payment upon maturity on July 1, 2021. The convertible notes were senior unsecured obligations and bore interest at a rate of 4.5% per year, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017. The Company recorded $0.1 million of interest expense in each of the years ended December 31, 2021, 2020 and 2019, respectively. The Company analyzed the terms of the convertible notes and determined the notes were entirely accounted for as debt and none of the terms of the notes required separate accounting.

F.Liability Related to Sale of Future Royalties

In 2015, Immunity Royalty Holdings, L.P. (IRH) purchased the right to receive 100% of the royalty payments on commercial sales of KADCYLA arising under the Company’s development and commercialization license with Genentech, until IRH had received aggregate royalties equal to $235 million or $260 million, depending on when the aggregate royalties received by IRH reached a specified milestone. Once the applicable threshold was met, the Company would thereafter have received 85% and IRH would have received 15% of the KADCYLA royalties for the remaining royalty term. At consummation of the transaction, the Company received cash proceeds of $200 million. As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented net of the liability in the accompanying consolidated balance sheet and are being amortized to interest expense over the estimated life of the royalty purchase agreement. Although the Company sold its rights to receive royalties from the sales of KADCYLA, as a result of its ongoing involvement in the cash flows related to these royalties, the Company continues to account for these royalties as revenue and recorded the $200 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that is being amortized using the interest method over the estimated life of the royalty purchase agreement.

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of KADCYLA to OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, for a net payment of $65.2 million (amount is net of $1.5 million in broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as deferred revenue and is being amortized as the royalty revenue related to the residual rights is earned using the units of revenue approach. During the second quarter of 2021, the aggregate royalty threshold was met and, in accordance with the Company’s revenue recognition policy, $7.7 million of revenue related to the residual rights was recorded and is included in non-cash royalty revenue for the year ended December 31, 2021. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company will continue to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the year ended December 31, 2021 and the period from inception (in thousands):

		Period from
	Year Ended	inception to
	December 31, 2021	December 31, 2021
Liability related to sale of future royalties, net — beginning balance	$85,439	$—
Proceeds from sale of future royalties, net	—	194,135
KADCYLA royalty payments received and paid	(57,490)	(263,857)
Non-cash interest expense recognized	13,095	110,766
Liability related to sale of future royalties, net — ending balance	$41,044	$41,044

The Company receives royalty reports and royalty payments related to sales of KADCYLA from Roche one quarter in arrears. As royalties are remitted to OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received from IRH will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense has resulted in an imputed annual interest rate of 10.5% and a current imputed interest rate of 19.5% as of December 31, 2021. The Company periodically assesses the estimated royalty payments to IRH/OMERS and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of KADCYLA are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from KADCYLA, all of which would result in a reduction of non-cash royalty revenues and non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of KADCYLA are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

G.Income Taxes

The difference between the Company’s expected tax benefit, as computed by applying the applicable U.S. federal corporate tax rate to loss before the benefit for income taxes, and actual tax is reconciled in the following table (in thousands):

	Years Ended December 31,
	2021	2020	2019
Loss before income tax expense	$(139,303)	$(44,372)	$(104,133)
Expected tax benefit at 21%	$(29,254)	$(9,318)	$(21,868)
Permanent differences	606	157	320
Incentive stock options	420	201	569
State tax benefit net of federal benefit	(7,376)	(2,250)	(6,726)
Change in valuation allowance, net	46,987	15,175	27,812
Federal research credit	(575)	(228)	(1,652)
Federal orphan drug credit	(7,429)	(6,218)	(4,426)
Expired loss and credit carryforwards	345	419	500
Withholding tax credit	(4,789)	—	—
Stock option expirations	1,065	2,062	5,471
Benefit for income taxes	$—	$—	$—

At December 31, 2021, the Company had net operating loss, or NOL, carryforwards of $471.6 million available to reduce federal taxable income, if any, that begin to expire in 2028 through 2037 and an additional $536.6 million of federal NOL carryforwards that can be carried forward indefinitely. The Company has $839.6 million of NOL carryforwards available to reduce state taxable income, if any, that expire in 2033 through 2041. The Company also has federal and state credit carryforwards of $77.9 million and $12.1 million, respectively, available to offset federal and state income taxes, which expire beginning in 2023 and foreign tax credits of $5.4 million that expire in 2030 and 2031. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has established a valuation allowance to fully reserve these tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$264,773	$220,286
Research and development tax credit carryforwards	92,832	80,694
Property and other intangible assets	1,150	871
Deferred revenue	25,153	30,082
Stock-based compensation	12,286	9,940
Operating lease liability	5,170	6,033
Other liabilities	1,737	1,514
Royalty sale	10,247	17,455
Total deferred tax assets	$413,348	$366,875

Deferred tax liabilities:
Stock-based compensation	(91)	(58)
Operating lease right of use asset	(3,386)	(3,844)
Royalty sale transaction costs	(158)	(247)
Total deferred tax liabilities	$(3,635)	$(4,149)
Valuation allowance	(409,713)	(362,726)
Net deferred tax assets/(liabilities)	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has determined that it is not more-likely-than-not that the tax benefits related to the federal and state deferred tax assets will be realized for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at December 31, 2021 and 2020. The valuation allowance increased by $47.0 million during the year ended December 31, 2021 due primarily to additional net loss incurred during the year.

Utilization of the NOL and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, it has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. During fiscal year 2015, the Company completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since its formation and determined no ownership change occurred under Section 382. This study was updated through December 31, 2021 resulting in the same conclusion. Additionally, the Company has not completed a detailed Research and Development Credit Study (including the Orphan Drug Credit); accordingly, a portion of the tax credit carryforward may not be available to offset future income.

The Company accounts for uncertain tax positions under the recognition and measurement criteria of ASC 740-10. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. If the Company does not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized. As of December 31, 2021 and 2020, no uncertain tax positions have been recorded. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. The Company did not recognize any interest and penalties associated with unrecognized tax benefits in the accompanying consolidated financial statements. The Company does not expect any material changes to the unrecognized benefits within 12 months of the reporting date. Due to existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is open for tax years ending after December 31, 2018, although carryforward attributes that were generated prior to 2018 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

H.Capital Stock

Common Stock Reserved

At December 31, 2021, the Company had reserved 33.6 million shares of authorized common stock for the future issuance of shares under the 2018, ESPP, and Inducement Plans. See “Stock-Based Compensation” in Note B for a description of the 2018, ESPP, and Inducement Plans. Additionally, the Company has reserved 32.8 million shares of authorized common stock for future issuance pursuant to pre-funded warrant agreements, the details of which are discussed below.

Pre-Funded Warrants

In August 2021, the Company entered into a Securities Purchase Agreement (SPA) with RA Capital Healthcare Fund, L.P. (RA Capital), pursuant to which the Company agreed to sell to RA Capital a pre-funded warrant to purchase up to 5,434,782 shares of common stock for $5.51 per share of common stock underlying the pre-funded warrant. The per share exercise price of the pre-funded warrant is $0.01. The private placement resulted in aggregate gross proceeds of $29.9 million, before $0.2 million of transaction costs.

In connection with a public offering in December 2021, the Company issued pre-funded warrants to purchase 16,000,000 and 11,363,636 shares of common stock to RA Capital and Redmile Group, LLC, respectively, for $6.59 per share of common stock underlying the pre-funded warrants, which, together with the per share exercise price of $0.01, is equal to $6.60, the public offering price of the shares of common stock in the offering. RA Capital and Redmile Group, LLC are each considered related parties pursuant to ASC 850, Related Party Disclosures.

The pre-funded warrants’ fundamental transaction provision does not provide the warrant holders with the option to settle any unexercised warrants for cash in the event of any fundamental transactions; rather, in all fundamental transaction scenarios, the warrant holder will only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the shareholders of the Company in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. The pre-funded warrants also include a separate provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 9.99% of the Company’s common stock. This threshold is subject to the holder’s rights under the pre-funded warrants to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company.

The Company has assessed the pre-funded warrants for appropriate equity or liability classification pursuant to the Company’s accounting policy described in Note B, “Summary of Significant Accounting Policies.” During this assessment, the Company determined the pre-funded warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, the Company concluded that the pre-funded warrants are freestanding equity-linked financial instruments that meet the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrants are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. The Company also determined that the pre-funded warrants should be included in the determination of basic and diluted earnings per share in accordance with ASC 260, Earnings per Share.

Stock Options

As of December 31, 2021, the 2018 Plan and the Inducement Plan were the only employee share-based compensation plans of the Company under which grants can be made. During the year ended December 31, 2021, holders of options issued under the option plans exercised their rights to acquire an aggregate of 872,000 shares of common stock at prices ranging from $1.84 to $7.07 per share. The total proceeds to the Company from these option exercises were $3.1 million. Additionally, during 2021 and pursuant to the Company’s ESPP, approximately 126,000 shares of common stock were issued to participating employees generating $0.7 million of proceeds to the Company.

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

Compensation Policy for Non-Employee Directors

In September 2009, the Board adopted a new Compensation Policy for Non-Employee Directors, which superseded the 2004 Plan and made certain changes to the compensation of its non-employee directors. The Compensation Policy for Non-Employee Directors, as amended as of December 2021, consists of three elements: cash compensation; deferred stock units; and stock options.

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

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, the Company recorded:

●	$0.7 million in compensation expense during the year ended December 31, 2021 related to the grant of 166,000 deferred share units and 52,000 deferred share units previously granted;
●	$0.3 million in compensation expense during the year ended December 31, 2020 related to the grant of 127,000 deferred share units and 15,000 deferred share units previously granted; and
●	$0.3 million in compensation expense during the year ended December 31, 2019 related to the grant of 63,000 deferred share units and 18,000 deferred share units previously granted.

Stock Options

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors also receive stock option awards upon initial election to the Board and annually thereafter. The directors received a total of 352,000, 300,000, and 108,000 options in the years ended December 31, 2021, 2020, and 2019, and the related stock compensation expense is included in the amounts discussed in the “Stock-Based Compensation” section of footnote B above.

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

As a result of the workforce reduction, the Company recorded a $16.0 million charge for severance during the year ended December 31, 2019 related to a pre-existing plan in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits, as such amounts were probable and reasonably estimable. The estimate was reduced during 2020 to $15.3 million due to minor adjustments to the plan. The related cash payments were substantially paid out by June 30, 2020. In addition, a charge of $4.0 million was incurred for incremental retention benefits over the same time period, of which $1.6 million and $2.4 million was recorded during the years ended December 31, 2020 and 2019, respectively.

A summary of activity against the 2019 corporate restructuring charge related to the employee terminations is as follows:

Employee
Termination
Benefits Costs
Balance at December 31, 2020	$784
Additional charges/adjustments during the period	—
Payments during the period	(443)
Balance at December 31, 2021	$341

In addition to the termination benefits and other related charges, the Company has sub-leased laboratory and office space at 830 Winter Street in Waltham, Massachusetts no longer used in the business. The decision to vacate part of its corporate office resulted in a change in asset groupings and also represented an impairment indicator. The Company determined and continues to believe that the related right-of-use asset and leasehold improvements are recoverable based on expected sublease income, and therefore, no impairment has been recorded.

In addition, the Company also decided to liquidate excess laboratory equipment and expected the proceeds to be less than the carrying value. As a result, in 2019, the Company recorded an impairment charge of $2.5 million to write down the equipment to fair value based on current market re-sale estimates obtained.

Charge Related to Unoccupied Office Space

The Company sought to sub-lease 10,281 square feet of unoccupied office space at 930 Winter Street in Waltham, Massachusetts that was leased in 2016. During 2019, the Company recorded a $0.6 million impairment charge related to this lease, which represented the remaining balance of the right to use asset as the likelihood of finding a sub-lessor had diminished significantly as the lease approached termination in August 2021.

J.Leases

Leases

The Company currently has one real estate lease with CRP/King 830 Winter L.L.C. for the rental of approximately 120,000 square feet of laboratory and office space at 830 Winter Street, Waltham, Massachusetts through March 2026. The Company uses this space for its corporate headquarters and other operations. The Company may extend the lease for two additional terms of five years and is required to pay certain operating expenses for the leased premises subject to escalation charges for certain expense increases over a base amount. During 2020, the Company executed four subleases for approximately 65,000 square feet through the remaining initial term of the lease. The balance of the space will be used by the Company.

In addition to the real estate lease noted above, the Company currently has a lease agreement through March 2027 for the rental of copier equipment.

Upon adoption of ASC 842, Leases, in 2019, a ROU asset of $17.6 million and a lease liability of $27.3 million were recorded and are identified separately in the Company’s consolidated balance sheets for the existing operating leases. There was no impact to the consolidated statements of operations. Upon adoption, the amount of the ROU assets recorded was offset by the applicable unamortized lease incentive and straight-line lease liability balances of $9.7 million and, therefore, there was no impact to accumulated deficit. There were no initial direct costs related to the leases to consider. The Company’s operating lease liabilities related to its real estate lease agreements were calculated using a collateralized incremental borrowing rate. The weighted average discount rate for the operating lease liability is approximately 11%. A 100-basis point change in the incremental borrowing rate would result in less than a $1 million impact to the ROU assets and liabilities recorded. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term, which for the years ended December 31, 2021, 2020, and 2019 was $4.0 million, $4.0 million, and $4.3 million, respectively, and is included in operating expenses in the consolidated income statements.

During 2019, the Company recorded $0.6 million of impairment charges related to its 930 Winter Street lease, which represents the remaining balance of the right to use asset as the likelihood of finding a sub-lessor has diminished significantly as the lease approaches termination. Cash paid against operating lease liabilities during the years ended December 31, 2021 and 2020 was $5.3 million and $5.5 million, respectively. As of December 31, 2021, the Company’s ROU assets and lease liabilities for operating leases totaled $12.4 million and $18.8 million, respectively, and the weighted average remaining term of the operating leases is approximately 4.25 years.

The maturities of operating lease liabilities discussed above are as follows (in thousands):

2022	$5,363
2023	5,503
2024	5,522
2025	5,543
2026	1,429
Thereafter	13
Total lease payments	23,373
Less imputed interest	(4,592)
Total lease liabilities	$18,781

In addition to the amounts in the table above, the Company is also responsible for variable operating costs and real estate taxes approximating $3.4 million per year through March 2026.

Sublease Income

In 2020, the Company executed four agreements to sublease a total of approximately 65,000 square feet of the Company’s leased space at 830 Winter Street, Waltham, Massachusetts through March 2026. During the years ended December 31, 2021 and 2020, the Company recorded $4.9 million and $2.8 million of sublease income, respectively, inclusive of the sublessees’ proportionate share of operating expenses and real estate taxes for the period.

Two of the four sublease agreements include an early termination option after certain periods of time for an agreed-upon fee. Assuming no early termination option is exercised, the Company will receive $13.3 million in minimum rental payments over the remaining term of the subleases, which is not included in the operating lease liability table above. The sublessees are also responsible for their proportionate share of variable operating expenses and real estate taxes.

K.Commitments and Contingencies

Manufacturing Commitments

As of December 31, 2021, the Company has noncancelable obligations under several agreements related to in-process and future manufacturing of antibody and cytotoxic agents required for supply of the Company’s product candidates totaling $7.1 million, which will be paid in 2022. Additionally, pursuant to commercial agreements for future production of antibody, the Company’s noncancelable commitments total $41.6 million at December 31, 2021.

License Commitment

In October 2021, as a result of a dispute regarding terms of a 2012 license agreement with a contract manufacturing vendor, the Company and vendor amended their agreement to replace certain annual fees and potential royalties payable by the Company on future sales of mirvetuximab with capped development and sales-based milestone payments totaling $18.0 million, of which $3.0 million was recorded as research and development expense during the year ended December 31, 2021.

Litigation

The Company is not party to any material litigation.

L.Employee Benefit Plans

The Company has a deferred compensation plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). Under the 401(k) Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 100% of their gross salary and the Company’s matching contribution is 50% of the first 6% of the eligible employees’ contributions. In the years ended December 31, 2021, 2020 and 2019, the Company’s contributions to the 401(k) Plan totaled $0.5 million, $0.4 million, and $0.8 million, respectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in 2013.

Based on this assessment, management has concluded that, as of December 31, 2021 our internal control over financial reporting is effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2021. This report appears immediately below.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ImmunoGen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ImmunoGen, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ImmunoGen, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

February 28, 2022

(c)	Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

The information called for by Part III of Form 10-K (Item 10—Directors, Executive Officers and Corporate Governance of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13—Certain Relationships and Related Transactions, and Director Independence, and Item 14—Principal Accounting Fees and Services) is incorporated by reference from our proxy statement related to our 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than May 2, 2022 (120 days after the end of the year covered by this report), except that information required by Item 10 concerning our executive officers appears in Part I, Item 1 of this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report:
(1)See the financial statements of ImmunoGen, Inc. at Item 8 of this report.
(2)Financial Statement Schedules:

Schedules not included herein are omitted because they are not applicable, or the required information appears in the accompanying Consolidated Financial Statements or Notes thereto.

(3)	Exhibit Index

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Articles of Organization, as amended		10-Q	August 5, 2020	3.1
3.1(a)	Articles of Amendment		10-Q	January 30, 2013	3.1
3.1(b)	Articles of Amendment		10-Q	August 4, 2017	3.1
3.1(c)	Articles of Amendment		10-Q	August 5, 2020	3.1(c)
3.2	Amended and Restated By-Laws		8-K	June 20, 2016	3.1
4.1	Article 4 of Restated Articles of Organization, as amended (see Exhibit 3.1)
4.2	Form of Common Stock certificate		S-1	November 15, 1989 (File No. 33-31219)	4.2
4.3	Description of Securities		10-K	March 1, 2021	4.3
4.4	Form of Pre-Funded Warrant issued August 12, 2021		8-K	August 12, 2021	4.1
4.5	Form of Pre-Funded Warrant issued December 6, 2021		8-K	December 3, 2021	4.1
10.1	Lease Agreement, dated as of July 27, 2007, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	November 7, 2007	10.2
10.1(a)	First Amendment to Lease Agreement dated as of December 9, 2013, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	February 5, 2014	10.1
10.1(b)	Second Amendment to Lease Agreement dated as of April 28, 2014, by and between Intercontinental Fund III 830 Winter Street LLC, landlord, and the Registrant		10-Q	May 2, 2014	10.1
10.1(c)	Third Amendment to Lease Agreement dated as of December 14, 2015 by and between CRP/King 830 Winter, L.L.C., landlord, and the Registrant		10-Q	February 4, 2016	10.1
10.1(d)	Fourth Amendment to Lease Agreement dated as of April 6, 2018 by and between CRP/King 830 Winter, L.L.C., landlord, and the Registrant		10-Q	May 9, 2018	10.2
10.2*	Development and License Agreement dated as of October 20, 2008 by and between the Registrant and Bayer HealthCare AG		10-Q	May 9, 2018	10.3
10.3*	Multi-Target Agreement dated as of October 8, 2010 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10-Q/A	August 19, 2015	10.2
10.3(a)*	First Amendment, effective as of March 29, 2013, to Multi-Target Agreement by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.		10-Q	May 6, 2013	10.1
10.4*	Clinical Supply Agreement effective as of December 12, 2010 by and between the Registrant and Società Italiana Corticosteroidi S.r.l. (Sicor)		10-Q	February 8, 2011	10.1
10.5*	Exclusive License and Asset Purchase Agreement dated as of May 23, 2017 by and between the Registrant and Debiopharm International, S.A.		10-Q	August 4, 2017	10.1
10.6**	Collaboration and License Agreement effective as of October 19, 2020 by and between the registrant and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., a subsidiary of Huadong Medicine Co., Ltd.		10-K	March 1, 2021	10.6
10.7*	Royalty Purchase Agreement dated as of January 8, 2019 among the Registrant, Hurricane, LLC, Immunity Royalty Holdings, L.P., and OMERS IP Healthcare Holdings Limited		10-K	March 1, 2019	10.13
10.8	First Amendment to Agreements dated as of December 9, 2013 by and between the Registrant and Eli Lilly and Company	X
10.9	Development and License Agreement with Biogen Idec., Inc. dated October 1, 2006	X

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.10†	2006 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through November 11, 2014		8-K	November 13, 2014	10.1
10.10(a)†	Form of Incentive Stock Option Agreement for Executives		S-8	November 15, 2006	99.4
10.10(b)†	Form of Non-Qualified Stock Option Agreement for Executives		S-8	November 15, 2006	99.5
10.10(c)†	Form of Non-Qualified Stock Option Agreement for Directors		10-Q	October 29, 2010	10.1
10.10(d)†	Form of Director Deferred Stock Unit Agreement		10-Q	October 29, 2010	10.1
10.10(e)†	Form of Incentive Stock Option Agreement for all employees (including executives)		10-K	August 29, 2012	10.14(g)
10.10(f)†	Form of Non-Qualified Stock Option Agreement for all employees (including executives)		10-K	August 29, 2012	10.14(h)
10.10(g)†	Form of Non-Qualified Stock Option Agreement for Directors		10-K	August 29, 2012	10.14(i)
10.10(h)†	Form of Restricted Stock Agreement for all employees (including executives)		S-8	November 21, 2012	99.1
10.10(i)†	Form of Incentive Stock Option for all employees (including executives)		8-K	April 26, 2016	10.1
10.10(j)†	Form of Non-Qualified Stock Option Agreement for all employees (including executives)		8-K	April 26, 2016	10.2
10.11†	2016 Employee, Director and Consultant Equity Incentive Plan, as amended and restated through June 13, 2017		8-K	June 16, 2017	10.1
10.11(a)†	Form of Incentive Stock Option Agreement		8-K	December 13, 2016	10.2
10.11(b)†	Form of Non-Qualified Stock Option Agreement for employees		8-K	December 13, 2016	10.3
10.11(c)†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors		8-K	December 13, 2016	10.4
10.11(d)†	Form of Deferred Stock Unit Agreement for Non-Employee Directors		8-K	December 13, 2016	10.5
10.11(e)†	Form of Restricted Stock Agreement for employees		10-Q	August 4, 2017	10.3
10.11(f)†	Form of Performance-Based Restricted Stock Agreement dated February 21, 2017 and June 14, 2017		10-Q	August 4, 2017	10.4
10.12†	2018 Employee, Director and Consultant Equity Incentive Plan		8-K	June 22, 2018	10.1
10.12(a)†	Form of Incentive Stock Option Agreement		8-K	June 22, 2018	10.2
10.12(b)†	Form of Non-Qualified Stock Option Agreement for employees		8-K	June 22, 2018	10.3
10.12(c)†	Form of Restricted Stock Unit Agreement		8-K	June 22, 2018	10.4
10.12(d)†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors		8-K	June 22, 2018	10.5
10.12(e)†	Form of Deferred Stock Unit Agreement for Non-Employee Directors		8-K	June 22, 2018	10.6
10.12(f)†	Form of Performance-Based Stock Option Agreement dated February 7, 2020		10-K	March 11, 2020	10.11(f)
10.13†	Amended and Restated 2018 Employee Director and Consultant Equity Incentive Plan		8-K	June 17, 2021	10.1
10.14†	Employee Stock Purchase Plan, as amended through September 27, 2019		10-Q	November 5, 2019	10.1
10.15†	2004 Non-Employee Director Compensation and Deferred Stock Unit Plan, as amended on September 16, 2009		10-Q	November 4, 2009	10.1
10.16†	Form of Proprietary Information, Inventions and Competition Agreement between the Registrant and each of its executive officers		10-Q	February 8, 2007	10.15
10.17†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Anna Berkenblit		10-Q	May 5, 2017	10.3

		Filed	Incorporated by Reference
Exhibit Number	Exhibit Description	with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
10.18†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Mark J. Enyedy		10-Q	May 5, 2017	10.4
10.19†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Thomas Ryll		10-Q	May 5, 2017	10.7
10.20†	Change in Control Severance Agreement dated as of March 31, 2017 between the Registrant and Theresa G. Wingrove		10-Q	May 5, 2015	10.9
10.21†	Change in Control Severance Agreement dated as of July 20, 2020 between the Registrant and Susan Altschuller, Ph.D.		10-Q	August 5, 2020	10.4
10.22†	Change in Control Severance Agreement dated as of June 1, 2020 between the Registrant and Stacy Coen		10-K	March 1, 2021	10.19
10.23†	Change in Control Severance Agreement dated November 15, 2021 between the Registrant and Kristen Harrington-Smith	X
10.24†	Compensation Policy for Non-Employee Directors, as amended through December 16, 2021	X
10.25†	Severance Pay Plan for Vice Presidents and Higher, as amended through June 20, 2019		10-Q	August 7, 2019	10.1
10.26†	Summary of ImmunoGen Incentive Bonus Plan		8-K	February 20, 2018	10.1
10.27†	Inducement Equity Incentive Plan, as amended		10-Q	May 10, 2021	10.1
10.27(a)†	Form of Non-Qualified Stock Option Agreement		8-K	December 20, 2019	10.2
10.27(b)†	Form of Restricted Stock Unit Agreement		8-K	December 20, 2019	10.3
10.27(c)†	Form of Performance-Based Stock Option Agreement (February 2020) under the Inducement Equity Incentive Plan		10-Q	August 5, 2020	10.2
10.28	Open Market Sale AgreementSM, dated December 18, 2020, by and between the Registrant and Jeffries LLC		8-K	December 18, 2020	10.1
21	Subsidiaries of the Registrant	X
23	Consent of Ernst & Young LLP	X
31.1	Certifications of the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certifications of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

Financial statements from the annual report on Form 10-K of ImmunoGen, Inc. for the year ended December 31, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
*

Portions of this Exhibit were omitted, as indicated by [***], and have been filed separately with the Secretary of the Commission pursuant to the Registrant’s application requesting confidential treatment.

**

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets [***] because the identified confidential portions (i) are not material and (ii) is the type of information the Registrant treats as private or confidential.

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

Dated: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Enyedy Mark J. Enyedy	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022

/s/ Susan Altschuller Ph.D. Susan Altschuller Ph.D.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2022

/s/ Renee Lentini Renee Lentini	Vice President – Finance (Principal Accounting Officer)	February 28, 2022

/s/ Stephen C. McCluski Stephen C. McCluski	Chairman of the Board of Directors	February 28, 2022

/s/ Stuart A. Arbuckle Stuart A. Arbuckle	Director	February 28, 2022

/s/ Mark Goldberg, M.D. Mark Goldberg, M.D.	Director	February 28, 2022

/s/ Tracey L. McCain Tracey L. McCain	Director	February 28, 2022

/s/ Dean J. Mitchell Dean J. Mitchell	Director	February 28, 2022

/s/ Kristine Peterson Kristine Peterson	Director	February 28, 2022

/s/ Helen Thackray, M.D. Helen Thackray, M.D.	Director	February 28, 2022

/s/ Richard J. Wallace Richard J. Wallace	Director	February 28, 2022