Form 10-Q
period 2022-03-31
ImmunoGen, Inc.
filed 2022-05-06
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Shares of common stock, par value $.01 per share: 220,536,032 shares outstanding as of May 2, 2022.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

Item		Page Number
	Part I
	Financial Information
1.	Financial Statements (Unaudited)	2

1a.	Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	2

1b.	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021	3

1c.	Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2022 and the three months ended March 31, June 30, September 30, and December 31, 2021	4

1d.	Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021	5

1e.	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

3.	Quantitative and Qualitative Disclosures about Market Risk	23

4.	Controls and Procedures	23

	Part II
	Other Information
1A.	Risk Factors	23

6.	Exhibits	25

	Signatures	26

Forward-looking statements

This Form 10-Q includes forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, these forward-looking statements relate to analyses and other information that are based on beliefs, expectations, assumptions, and forecasts of future results and estimates of amounts that are not yet determinable. These statements also relate to our prospects, future developments, product candidates, and business strategies.

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Additionally, these forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties, and other factors are described in detail in the “Risk Factors” section and in other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on February 28, 2022, as updated and/or supplemented in subsequent filings with the SEC. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$437,661	$478,750
Accounts receivable	1,190	4,467
Unbilled receivable	3,643	2,345
Contract assets	3,000	3,000
Non-cash royalty receivable	2,417	4,115
Prepaid and other current assets	8,807	7,322
Total current assets	456,718	499,999
Property and equipment, net of accumulated depreciation	4,431	4,663
Operating lease right-of-use assets	11,888	12,392
Other assets	8,672	8,711
Total assets	$481,709	$525,765
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$16,060	$18,434
Accrued compensation	3,408	5,469
Other accrued liabilities	28,730	23,077
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $199 and $198, respectively	8,741	6,077
Current portion of operating lease liability	3,762	3,537
Current portion of deferred revenue	23,417	44,351
Total current liabilities	84,118	100,945
Deferred revenue, net of current portion	46,694	47,717
Operating lease liability, net of current portion	14,263	15,244
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $323 and $381, respectively	29,490	34,967
Other long-term liabilities	676	1,306
Total liabilities	175,241	200,179
Commitments and contingencies (Note H)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding as of each of March 31, 2022 and December 31, 2021	—	—
Common stock, $.01 par value; authorized 300,000 shares; 220,536 and 220,361 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,205	2,204
Additional paid-in capital	1,799,551	1,794,525
Accumulated deficit	(1,495,288)	(1,471,143)
Total shareholders’ equity	306,468	325,586
Total liabilities and shareholders’ equity	$481,709	$525,765

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended
	March 31,
	2022	2021
Revenues:
License and milestone fees	$30,892	$157
Non-cash royalty revenue related to the sale of future royalties	6,428	15,545
Research and development support	758	4
Total revenues	38,078	15,706
Operating expenses:
Research and development	44,282	34,413
Selling, general and administrative	16,648	10,209
Total operating expenses	60,930	44,622
Loss from operations	(22,852)	(28,916)
Investment income, net	54	13
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(1,249)	(4,644)
Interest expense on convertible senior notes	—	(24)
Other expense, net	(98)	(480)
Net loss	$(24,145)	$(34,051)
Basic and diluted net loss per common share	$(0.10)	$(0.17)
Basic and diluted weighted-average common shares outstanding	253,263	198,835
Total comprehensive loss	$(24,145)	$(34,051)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	194,998	$1,950	$1,419,460	$(1,331,840)	$89,570
Net loss				(34,051)	(34,051)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	397	4	1,282	—	1,286
Issuance of common stock, net of issuance costs	4,544	45	33,447	—	33,492
Restricted stock units vested	2	—	—	—	—
Stock option and restricted stock compensation expense	—	—	3,674	—	3,674
Directors’ deferred share unit compensation	—	—	149	—	149
Balance at March 31, 2021	199,941	$1,999	$1,458,012	$(1,365,891)	$94,120
Net loss	—	—	—	(30,741)	(30,741)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	75	1	377	—	378
Conversion of convertible senior notes	239	3	997	—	1,000
Common stock issuance costs	—	—	(34)		(34)
Stock option and restricted stock compensation expense	—	—	3,598	—	3,598
Directors’ deferred share unit compensation	—	—	144	—	144
Balance at June 30, 2021	200,255	$2,003	$1,463,094	$(1,396,632)	$68,465
Net loss	—	—	—	(37,339)	(37,339)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	95	1	367	—	368
Issuance of common stock, net of issuance costs	2,150	21	12,336	—	12,357
Issuance of pre-funded warrant, net of issuance costs	—	—	29,765	—	29,765
Restricted stock award forfeitures	(57)	(1)	1	—	—
Common stock issuance costs	—	—	—	—	—
Stock option and restricted stock compensation expense	—	—	3,298	—	3,298
Directors’ deferred share unit compensation	—	—	179	—	179
Balance at September 30, 2021	202,443	$2,024	$1,509,040	$(1,433,971)	$77,093
Net loss	—	—	—	(37,172)	(37,172)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	431	4	1,733	—	1,737
Issuance of common stock, net of issuance costs	17,487	176	108,039	—	108,215
Issuance of pre-funded warrant, net of issuance costs	—	—	169,280	—	169,280
Stock option and restricted stock compensation expense	—	—	6,224	—	6,224
Directors’ deferred share unit compensation	—	—	209	—	209
Balance at December 31, 2021	220,361	$2,204	$1,794,525	$(1,471,143)	$325,586
Net loss	—	—	—	(24,145)	(24,145)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	173	1	619	—	620
Restricted stock units vested	2	—	—	—	—
Stock option and restricted stock compensation expense	—	—	4,196	—	4,196
Directors’ deferred share unit compensation	—	—	211	—	211
Balance at March 31, 2022	220,536	$2,205	$1,799,551	$(1,495,288)	$306,468

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Three Months Ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(24,145)	$(34,051)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(2,364)	(15,545)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	1,249	4,644
Depreciation and amortization	473	551
Stock and deferred share unit compensation	4,407	3,823
Change in operating assets and liabilities:
Accounts receivable	3,277	(58)
Unbilled receivable	(1,298)	(5,394)
Prepaid and other current assets	(1,485)	(7,520)
Operating lease right-of-use assets	504	424
Other assets	39	3,661
Accounts payable	(2,308)	3,802
Accrued compensation	(2,061)	(1,571)
Other accrued liabilities	5,023	3,487
Deferred revenue	(21,957)	(72)
Operating lease liability	(756)	(802)
Net cash used for operating activities	(41,402)	(44,621)
Cash flows from investing activities:
Purchases of property and equipment	(307)	(893)
Net cash used for investing activities	(307)	(893)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	620	1,286
Proceeds from common stock issuance, net of $70 of transaction costs	—	33,492
Net cash provided by financing activities	620	34,778
Net change in cash and cash equivalents	(41,089)	(10,736)
Cash and cash equivalents, beginning of period	478,750	293,856
Cash and cash equivalents, end of period	$437,661	$283,120

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

A.	Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development and commercialization of antibody-drug conjugates (ADCs) for the treatment of cancer. The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $24.1 million during the three months ended March 31, 2022, and has an accumulated deficit of approximately $1.5 billion as of March 31, 2022. The Company has primarily funded these losses through payments received from its collaborations and equity, convertible debt, and other financings. To date, the Company has had no revenues from commercial sales of its own products and management expects to continue to incur substantial operating losses for at least the near term as the Company incurs significant operating expenses related to research and development and potential commercialization of its portfolio.

As of March 31, 2022, the Company had $437.7 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources will enable it to meet its operational expenses and capital expenditures for more than twelve months after the date these financial statements were issued. The Company may raise additional funds through equity, debt, or other financings, or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. There can be no assurance, however, that the Company will be able to obtain additional equity, debt, or other financing or generate revenues from collaborators on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, and/or clinical projects.

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

B.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The December 31, 2021 consolidated balance sheet presented for comparative purposes was derived from the Company’s audited financial statements, and certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2022 are consistent with those discussed in Note B to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Revenue Recognition

Transaction Price Allocated to Future Performance Obligations

Deferred revenue under ASC 606, Revenue from Contracts with Customers, represents the portion of the transaction price received under various contracts attributed to performance obligations that have not been satisfied (or have been partially performed) and includes unexercised contract options that are considered material rights. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $70.1 million. The Company expects to recognize revenue on approximately 33%, 55%, and 12% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively; however, it does not control when or if any collaborator will terminate existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract assets and contract liabilities during the three months ended March 31, 2022 and 2021 (in thousands):

	Balance at				Balance at
	December 31, 2021	Additions	Deductions	Impact of Netting	March 31, 2022
Contract asset	$3,000	$—	$—	$—	$3,000
Contract liabilities (deferred revenue)	$92,068	$3,803	$(25,760)	$—	$70,111

	Balance at				Balance at
	December 31, 2020	Additions	Deductions	Impact of Netting	March 31, 2021
Contract asset	$—	$—	$—	$—	$—
Contract liabilities (deferred revenue)	$110,109	$—	$(72)	$—	$110,037

The Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$25,760	$72

Pursuant to the Company’s license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong), upon delivery of clinical materials in the three months ended March 31, 2022, the Company recognized as license and milestone fee revenue $21.6 million of the $28.5 million remaining deferred revenue balance as of December 31, 2021 related to the $45.0 million of upfront and development milestone payments previously received. Additionally, pursuant to a license agreement executed with Eli Lilly and Company (Lilly), during the three months ended March 31, 2022, the Company received an upfront payment of $13.0 million, of which $9.2 million was recognized as license and milestone fee revenue and the remainder deferred, further details of which can be found in Note C, “Agreements.” The Company also recognized $4.1 million of previously deferred non-cash royalty revenue related to the sale of rights to KADCYLA® royalties, further details of which can be found in Note E, “Liability Related to Sale of Future Royalties,” and recognized $0.1 million of license and milestone fee revenue related to numerous collaborators’ rights to technological improvements that had been previously deferred.

During the three months ended March 31, 2021, the Company recognized $0.1 million of license and milestone fee revenue related to numerous collaborators’ rights to technological improvements that had been previously deferred.

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

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of March 31, 2022 and December 31, 2021. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company held $437.7 million and $478.8 million, respectively, in cash and money market funds, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $0.1 million and $0.2 million of accrued capital expenditures as of March 31, 2022 and December 31, 2021, respectively, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

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

As of March 31, 2022 and December 31, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis. The fair value of the Company’s cash equivalents is based on quoted prices from active markets (Level 1 inputs). The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled receivables, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature.

As of March 31, 2021, the Company had outstanding convertible 4.5% senior notes (convertible notes) with a gross carrying amount and estimated fair value of $2.1 million and $5.4 million, respectively. The fair value of the convertible notes was influenced by interest rates, the Company’s stock price and stock price volatility, and by prices observed in trading activity for the convertible notes. Because there were no trades involving the convertible notes since September 2019, however, the fair value as of March 31, 2021 used Level 3 inputs. In June 2021, $1.0 million of outstanding convertible 4.5% senior notes converted into 238,777 shares of the Company’s common stock, par value $0.01 per share (common stock), with the remaining $1.1 million of convertible 4.5% senior notes paid in cash upon maturity on July 1, 2021.

Common Stock Warrants

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period. Shares of the Company’s common stock underlying pre-funded warrants are included in the calculation of basic and diluted earnings per share. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted average common shares and participating securities (the two-class method). Shares of the Company’s restricted stock participate in any dividends that may be declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted loss per share is computed after giving consideration to the dilutive effect of stock options, convertible notes, and restricted stock that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for options and unvested restricted stock, and the if-converted method for the convertible notes, are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock/units at end of period	27,012	21,320
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock/units	1,981	3,553
Shares issuable upon conversion of convertible notes at end of period	-	501
Common stock equivalents under if-converted method for convertible notes	-	501

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of March 31, 2022, the Company was authorized to grant future awards under three employee share-based compensation plans, which are the ImmunoGen, Inc. Amended and Restated 2018 Employee, Director and Consultant Equity Incentive Plan (the 2018 Plan), the Employee Stock Purchase Plan (the ESPP), and the ImmunoGen Inducement Equity Incentive Plan (the Inducement Plan). At the annual meeting of shareholders on June 16, 2021, the 2018 Plan was amended to provide for the issuance of stock grants, the grant of options, and the grant of stock-based awards for up to an additional 6,600,000 shares of the Company’s common stock, as well as up to 22,392,986 shares of common stock, which represent the number of shares of common stock remaining under the 2018 Plan as of March 31, 2021, and awards previously granted under the 2018 Plan and the Company’s former stock-based plans, including the ImmunoGen, Inc. 2016 and 2006 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to March 31, 2021. The Inducement Plan was approved by the Board of Directors in December 2019, and pursuant to subsequent amendments, provides for the issuance of non-qualified option grants for up to 7,000,000 shares of the Company’s common stock. Options awarded under the two plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant under each of these plans.

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

	Three Months Ended March 31,
	2022	2021
Dividend	None	None
Volatility	83.0%	85.4%
Risk-free interest rate	1.81%	0.62%
Expected life (years)	6.0	6.0

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the three months ended March 31, 2022 and 2021 were $3.78 and $5.47 per share, respectively.

A summary of option activity under the Company’s equity plans for the three months ended March 31, 2022 is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2021	21,219	$6.28
Granted	5,957	5.34
Exercised	(173)	3.59
Forfeited/Canceled	(66)	10.51
Outstanding at March 31, 2022	26,937	$6.08

In 2020, the Company issued 2.6 million performance-based stock options to certain employees, all of which remained outstanding as of March 31, 2022, that will vest upon the achievement of specified performance goals. In October 2021, upon approval by the Compensation Committee of the Company’s Board of Directors, certain terms of the performance-based stock option award agreements were modified. Pursuant to ASC 718, the Company determined the modification to be a Type IV (improbable-to-improbable) modification and revalued the modified awards as of the modification date. Upon assessment of the performance-based stock option awards as of December 31, 2021, the Company determined the first performance goal to be probable of vesting and, as such, recorded $2.6 million of stock-based compensation expense for the year ended December 31, 2021. The modification date fair value of the performance-based stock options that could be expensed in future periods is $7.8 million.

A summary of restricted stock unit activity under the Company’s equity plans for the three months ended March 31, 2022 is presented below (in thousands, except weighted-average data):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2021	77	$5.59
Granted	-	-
Vested	(2)	2.53
Unvested at March 31, 2022	75	$5.68

In June 2018, the Company's Board of Directors, with shareholder approval, adopted the Employee Stock Purchase Plan (ESPP). Following the automatic share increase on January 1, 2021, pursuant to the ESPP’s “evergreen” provision, an aggregate of 2,000,000 shares of common stock have been reserved for issuance under the ESPP. ESPP purchase periods are six months and begin on January 1 and July 1 of each year, with purchase dates occurring on the final business day of the given purchase period. The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes option-pricing model. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period.

Stock compensation expense related to stock options and restricted stock unit awards granted under the stock plans and the ESPP was $4.2 million and $3.7 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the estimated fair value of unvested employee awards, exclusive of performance awards, was $46.9 million. The weighted-average remaining vesting period for these awards is approximately three years.

Segment Information

During all periods presented, the Company continued to operate in one reportable business segment under the management approach of ASC 280, Segment Reporting, which is the business of the discovery and development of ADCs for the treatment of cancer.

During the three months ended March 31, 2022 and 2021, 17% and 99%, respectively, of revenues were from Roche, consisting primarily of non-cash royalty revenue. During the three months ended March 31, 2022, 59% and 24% of revenues were from Huadong and Lilly, respectively. There were no other customers of the Company that generated significant revenues in the three months ended March 31, 2022 and 2021.

Recently Adopted Accounting Pronouncements

There were no recently issued or effective ASUs that had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

C.Agreements

Significant Collaborative Agreements

Lilly

In February 2022, the Company entered into a license agreement with Eli Lilly and Company (Lilly), pursuant to which the Company granted Lilly worldwide exclusive rights to research, develop, and commercialize antibody-drug conjugates based on the Company’s novel camptothecin technology. Under the terms of the license agreement, the Company received a non-refundable upfront payment of $13.0 million, reflecting initial targets selected by Lilly. Lilly may select a pre-specified number of additional targets, with the Company eligible to receive an additional $32.5 million in exercise fees if Lilly licenses the full number of additional targets over the four year period following the effective date of the license agreement, with the potential for up to $1.7 billion in development and sales-based milestone payments if all targets are selected and all milestones are realized. In addition, the Company is entitled to receive tiered royalties, on a product-by-product basis, as a percentage of worldwide annual net sales by Lilly, based on certain net sales thresholds. Lilly is responsible for all costs associated with the research, development, and commercialization of any ensuing products.

The Company evaluated the agreement and determined it was within the scope of ASC 606. The Company determined the promised goods and services included an exclusive license to use the Company’s intellectual property and know-how to research, develop, and commercialize products related to each of the initial targets selected by Lilly. Each of these licenses is distinct, as Lilly can derive benefit from each license independent of any other initial target licenses. Accordingly, the license to each of the initial targets selected by Lilly represents a separate performance obligation. Lilly has the right to replace each of the initial licensed targets once during a specified term for no additional consideration. If Lilly fails to advance an initial or replacement target to a specified stage within a specified period from the date the target was selected, Lilly’s rights to the respective target will cease and will revert back to the Company. The Company determined Lilly’s right to a replacement target for each of the initial targets represented a material right. Each material right is therefore a separate performance obligation.

Lilly’s right to select additional targets does not represent a material right as the target fee for each additional target is the same and is also consistent with the target fee for each of the initial targets selected by Lilly. Accordingly, each additional target selected by Lilly, if any, will be accounted for as a separate arrangement.

The transaction price was determined to consist of the upfront payment of $13.0 million. Future development milestones have been fully constrained. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Lilly. The transaction price of $13.0 million was allocated to the performance obligations based on their relative stand-alone selling prices. In consideration of each target being at the same stage of development at the time of the initial license or at the time of replacement and each target having approximately the same earnings potential, the Company allocated the $13.0 million transaction price equally across the initial target licenses and the corresponding material rights to obtain licenses to replacement targets, adjusted based on the probability that Lilly would exercise those rights. The Company considered pharmaceutical industry data of the probability of early-stage assets to advance to clinical stage in determining the probability that Lilly would exercise its option to a replacement target. Accordingly, $9.2 million and $3.8 million of the total transaction price was allocated to the initial targets and the material rights to obtain licenses to replacement targets, respectively. The Company re-evaluates the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Upon completion of the transfer of intellectual property and know-how to Lilly during the quarter ended March 31, 2022, the Company recognized $9.2 million of license and milestone fee revenue related to the portion of the transaction price allocated to the initial target licenses. The $3.8 million allocated to the material rights to obtain licenses to replacement targets is included in long-term deferred revenue as of March 31, 2022, and will be recognized when the right is either exercised or expires.

Roche

In 2000, the Company granted Genentech, now a unit of Roche, an exclusive development and commercialization license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC, KADCYLA, in the U.S., Japan, the European Union, and numerous other countries. In accordance with the Company’s revenue recognition policy, $6.4 million and $15.5 million of non-cash royalties on net sales of KADCYLA were recognized and included in non-cash royalty revenue for the three months ended March 31, 2022 and 2021, respectively. The Company sold its rights to receive royalty payments on the net sales of KADCYLA through two separate transactions in 2015 and 2019. Following the 2019 transaction, OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, is entitled to receive all of these royalties.

Huadong

In October 2020, the Company entered into a collaboration and license agreement with Huadong. The collaboration and license agreement grants Huadong an exclusive, royalty-bearing, and sublicensable right to develop and commercialize mirvetuximab soravtansine (the Licensed Product) in the People’s Republic of China, Hong Kong, Macau, and Taiwan (collectively, Greater China). The Company retains exclusive rights to the Licensed Product outside of Greater China. Under the terms of the collaboration and license agreement, the Company received a non-refundable upfront payment of $40.0 million with the potential for approximately $265.0 million in development, regulatory, and sales-based milestone payments.

In December 2021, the Company received a $5.0 million payment upon achievement of a development milestone. The Company determined that revenue related to the agreement would be recognized as the clinical supply of the Licensed Product is delivered to Huadong, estimated to be completed over approximately two years. Accordingly, based on clinical supply delivered to Huadong in the three months ended March 31, 2022, the Company recorded $21.6 million of the $28.5 million remaining deferred balance as of December 31, 2021 related to the $45.0 million of upfront and development milestone payments previously received. As of March 31, 2022, total deferred revenue related to the Huadong arrangement was $6.9 million and is expected to be recognized during 2022 as additional clinical supply is delivered.

Viridian

In October 2020, the Company entered into a license agreement with Viridian Therapeutics, Inc. pursuant to which the Company granted Viridian the exclusive right to develop and commercialize an insulin-like growth factor-1 receptor (IGF-1R) antibody for all non-oncology indications that do not use radiopharmaceuticals in exchange for an upfront payment, with the potential to receive up to a total of $143.0 million in development, regulatory, and sales-based milestone payments plus royalties on the commercial sales of any resulting product. In the three months ended December 31, 2021, a $3.0 million development milestone became probable of being achieved, which was allocated to the previously delivered license and recognized as revenue as a component of license and milestone fees for the three months ended December 31, 2021. The development milestone was subsequently achieved in April 2022.

For additional information related to these agreements, as well as the Company’s other significant collaborative agreements, please read Note C, “Agreements - Significant Collaborative Agreements,” to the audited financial statements included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

D.	Liability Related to Sale of Future Royalties

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

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of KADCYLA to OMERS for a payment of $65.2 million (amount is net of $1.5 million in broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold to IRH as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as deferred revenue and will be amortized as the royalty revenue related to the residual rights is earned using the units of revenue approach. During the second quarter of 2021, the aggregate royalty threshold was met and, in accordance with the Company’s revenue recognition policy, $4.1 million of revenue related to the residual rights was recognized and is included in non-cash royalty revenue for the three months ended March 31, 2022. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company continues to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the three-month period ended March 31, 2022 (in thousands):

Three Months Ended
March 31, 2022
Liability related to sale of future royalties, net — beginning balance	$41,044
Proceeds from sale of future royalties, net	—
KADCYLA royalty payments received and paid	(4,062)
Non-cash interest expense recognized	1,249
Liability related to sale of future royalties, net — ending balance	$38,231

The Company receives royalty reports and royalty payments related to sales of KADCYLA from Roche one quarter in arrears. As royalties are remitted to OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received from IRH will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense has resulted in an imputed annual interest rate of 10.5%, and a current imputed interest rate of 11.5% as of March 31, 2022. The Company periodically assesses the estimated royalty payments to IRH/OMERS, and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of KADCYLA are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from KADCYLA, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of KADCYLA are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

E.	Income Taxes

As part of the Tax Cuts and Jobs Act of 2017 (TCJA), beginning with the 2022 tax year, the Company is required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the U.S. will be amortized over 15 years.  The Company expects that this provision will result in a significant decrease to its 2022 tax loss, but will not result in an actual tax liability for 2022.

F.	Capital Stock

Pre-Funded Warrant

On August 11, 2021, the Company entered into a Securities Purchase Agreement (SPA) with RA Capital Healthcare Fund, L.P. (RA Capital), pursuant to which the Company agreed to sell to RA Capital a pre-funded warrant to purchase up to an aggregate of 5,434,782 shares of the Company’s common stock for $5.51 per share of common stock underlying the pre-funded warrant. The per share exercise price of the pre-funded warrant is $0.01. The private placement resulted in aggregate net proceeds of $29.7 million.

In connection with a public offering in December 2021, the Company issued pre-funded warrants to purchase up to an aggregate of 16,000,000 and 11,363,636 shares of the Company’s common stock to RA Capital and Redmile Group, LLC, respectively, for $6.59 per share of common stock underlying the pre-funded warrants, which, together with the per share exercise price of $0.01, is equal to $6.60, the public offering price of the shares of common stock in the public offering, which resulted in aggregate net proceeds of $169.3 million. RA Capital and Redmile Group, LLC are each considered related parties pursuant to ASC 850, Related Party Disclosures.

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

The Company assessed the pre-funded warrants for appropriate equity or liability classification pursuant to the Company’s accounting policy described in Note B, “Summary of Significant Accounting Policies.” During this assessment, the Company determined the pre-funded warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, the Company concluded that the pre-funded warrants are freestanding equity-linked financial instruments that meet the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrants were classified as equity and accounted for as a component of additional paid-in capital at the time of issuance and at each subsequent balance sheet date. The Company also determined that the pre-funded warrants should be included in the determination of basic and diluted earnings per share in accordance with ASC 260, Earnings per Share.

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

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors also receive stock option awards upon initial election to the Board of Directors and annually thereafter. The directors received a total of 352,000 and 300,000 options in 2021 and 2020, respectively, and the related compensation expense for the three months ended March 31, 2022 and 2021 is included in the amounts discussed in the “Stock-Based Compensation” section of Note B above.

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

The Company’s operating lease liabilities related to its real estate lease agreements were calculated using a collateralized incremental borrowing rate. The weighted average discount rate for the operating lease liability is approximately 11%. A 100 basis point change in the incremental borrowing rate would result in less than a $1 million impact to the ROU assets and liabilities recorded. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term, which was $1.0 million in each of the three-month periods ended March 31, 2022 and 2021 and is included in operating expenses in the consolidated statement of operations. Cash paid against operating lease liabilities was $1.2 million and $1.4 million in the three-month periods ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company’s ROU asset and lease liability for operating leases totaled $11.9 million and $18.0 million, respectively, and the weighted-average remaining term of the operating leases is approximately four years.

The maturities of operating lease liabilities discussed above are as follows (in thousands):

2022 (nine months remaining)	$4,114
2023	5,503
2024	5,522
2025	5,543
2026	1,429
Thereafter	13
Total lease payments	22,124
Less imputed interest	(4,099)
Total lease liabilities	$18,025

In addition to the amounts in the table above, the Company is also responsible for variable operating expenses and real estate taxes that are expected to approximate $3.4 million per year through March 2026.

Sublease Income

In 2020, the Company executed four agreements to sublease a total of approximately 65,000 square feet of the Company’s leased space at 830 Winter Street, Waltham, Massachusetts through March 2026. During each of the three months ended March 31, 2022 and 2021, the Company recorded $1.2 million of sublease income, inclusive of the sublessees’ proportionate share of operating expenses and real estate taxes for the period.

Two of the four sublease agreements include an early termination option after certain periods of time for an agreed-upon fee. Assuming no early termination option is exercised, the Company is entitled to receive $12.5 million in minimum rental payments over the remaining term of the subleases, which is not included in the operating lease liability table above. The sublessees are also responsible for their proportionate share of variable operating expenses and real estate taxes.

H.         Commitments and Contingencies

Manufacturing Commitments

As of March 31, 2022, the Company had noncancelable obligations under several agreements related to in-process and future manufacturing of antibody, drug substance, and cytotoxic agents required for supply of the Company’s product candidates totaling $18.3 million. Additionally, pursuant to commercial agreements for future production of antibody, our noncancelable commitments total $53.9 million at March 31, 2022.

Litigation

The Company is not a party to any material litigation.

I.Related Party Transactions

The Company’s chief executive officer has served as a director on the Board of Ergomed PLC since June 2021. During the three months ended March 31, 2022, the Company executed agreements with Ergomed Clinical Research, Inc. and PrimeVigilance USA, Inc., subsidiaries of Ergomed PLC, for clinical trial and pharmacovigilance-related services. Ergomed Clinical Research, Inc. and PrimeVigilance USA, Inc. are each considered related parties pursuant to ASC 850, Related Party Disclosures. Expenses recorded related to these agreements during the three months ended March 31, 2022 were not material to the Company’s consolidated statement of operations.

J.Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2022, up through the date the Company issued these financial statements. In April 2022, a development milestone pursuant to the Company’s license agreement with Viridian was achieved, triggering a $3.0 million payment to the Company. The revenue related to this milestone was recorded in 2021 when it was determined to be probable of being achieved. The Company did not have any other material subsequent events.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial statements and the notes thereto included elsewhere in this report, and the consolidated financial statements and notes thereto for the year ended December 31, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the United States Securities and Exchange Commission, or the SEC, on February 28, 2022.

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

Our business

Our lead program is mirvetuximab soravtansine (MIRV), a first-in-class investigational ADC targeting FRα, a cell-surface protein over-expressed in a number of epithelial tumors, including ovarian, endometrial, and non-small-cell lung cancers. Following consultation with the FDA, we initiated two trials of MIRV in patients with platinum-resistant ovarian cancer whose tumors express high levels of FRα: SORAYA, a single-arm clinical trial that could lead to accelerated approval, pending FDA review; and MIRASOL, a randomized Phase 3 clinical trial that, if successful, could lead to full approval in this setting. In November 2021, we reported positive top-line data from SORAYA with an overall response rate (ORR) by investigator of 32.4%. At the Society of Gynecologic Oncology (SGO) 2022 Annual Meeting in March 2022, we reported the full data set from SORAYA, including the median duration of response of 6.9 months. In March 2022, we submitted a biologics license application (BLA) to the FDA for accelerated approval of MIRV in second through fourth-line patients with FRα-positive, platinum-resistant ovarian cancer.

Beyond platinum-resistant ovarian cancer, our strategy is to move MIRV into platinum-sensitive disease and become the combination agent of choice in ovarian cancer. To this end, we initiated PICCOLO, a single-arm study of MIRV monotherapy in later-line platinum-sensitive patients. We have also generated encouraging data in recurrent platinum-sensitive disease with the combination of MIRV plus carboplatin and are supporting investigator sponsored trials (ISTs) with this combination in a single-arm study in the neoadjuvant setting and in a randomized study comparing MIRV combined with carboplatin to standard of care in patients with recurrent platinum-sensitive disease. We also intend to initiate a single-arm Phase 2 study (0420) of this combination followed by MIRV continuation in FRα-low, medium, and high patients with platinum-sensitive disease. Results from this study and our ongoing ISTs will inform a path to the potential registration for MIRV plus carboplatin and, in parallel, could support compendia listing for this combination.

In addition, we presented mature data from our Phase 1b FORWARD II trial of MIRV plus AVASTIN® (bevacizumab) in recurrent ovarian cancer in an oral presentation at the American Society for Clinical Oncology Annual Meeting in June 2021 and believe the data could support compendia listing for this combination in close proximity to the initial monotherapy approval of MIRV. Furthermore, we recently aligned with FDA on GLORIOSA, a randomized Phase 3 study of MIRV plus bevacizumab maintenance in FRα-high recurrent platinum-sensitive disease. We expect to initiate this potentially label-enabling study in mid-2022.

Pivekimab sunirine (PVEK), formerly known as IMGN632, is an ADC comprised of a high-affinity antibody designed to target CD123 with site-specific conjugation to a DNA-alkylating payload of the novel IGN class. Our IGNs are designed to alkylate DNA without cross-linking, which has provided a broad therapeutic index in preclinical models. We are advancing PVEK in clinical trials for patients with BPDCN and AML.

BPDCN is a rare form of blood cancer, with an annual incidence of between 500 and 1,000 patients in the US. In October 2020, the FDA granted Breakthrough Therapy designation for PVEK for the treatment of patients with relapsed or refractory BPDCN. Based on feedback from the FDA, we amended our ongoing 801 Phase 2 study, known as CADENZA, to include a new cohort of up to 20 frontline BPDCN patients. We now expect to generate top-line data for this frontline cohort in the second half of 2022.

We are also conducting our 802 study for PVEK, which is a Phase 1b/2 study designed to determine the safety, tolerability, and preliminary antileukemia activity of PVEK when administered in combination with azacytidine and venetoclax to patients with relapsed and frontline CD123-positive AML. Having identified the recommended phase 2 dose for the triplet, patients are accruing in both expansion cohorts and we expect to share initial data from these cohorts at the American Society of Hematology Annual Meeting later this year.

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

IMGN151 is our next generation anti-FRα product candidate in development. This ADC integrates innovation in each of its components, which we believe may enable IMGN151 to address patient populations with lower levels of FRα expression, including tumor types outside of ovarian cancer. In January 2022, we submitted an IND application to evaluate IMGN151 in a planned Phase 1 clinical trial in patients with recurrent endometrial cancer and recurrent, high-grade serous epithelial ovarian, primary peritoneal, or fallopian tube cancers. In February 2022, the FDA placed a hold on our IND application pending responses to certain chemistry, manufacturing, and controls, or CMC, information requests. We are generating data responsive to these requests and anticipate enrolling our first patient following submission of this information to the agency.

We have selectively licensed restricted access to our ADC platform technology to other companies to expand the use of our technology and to provide us with cash to fund our own product programs. These agreements typically provide the licensee with rights to use our ADC platform technology with its antibodies or related targeting vehicles to a defined target to develop products. The licensee is generally responsible for the development, clinical testing, manufacturing, registration, and commercialization of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, potential milestone payments, and royalties on the sales of any resulting products. In February 2022, we entered into a license agreement with Eli Lilly and Company (Lilly), pursuant to which the Company granted Lilly worldwide exclusive rights to research, develop, and commercialize antibody-drug conjugates based on the Company’s novel camptothecin technology. Under the terms of the license agreement, the Company received a non-refundable upfront payment of $13.0 million, reflecting initial targets selected by Lilly. Lilly may select a pre-specified number of additional targets, with the Company eligible to receive an additional $32.5 million in exercise fees if Lilly licenses the full number of additional targets over the four year period following the effective date of the license agreement, with the potential for up to $1.7 billion in development and sales-based milestone payments if all targets are selected and all milestones are realized. In addition, the Company is entitled to receive tiered royalties, on a product-by-product basis, as a percentage of worldwide annual net sales by Lilly, based on certain net sales thresholds. For more information concerning these relationships, including their ongoing financial and accounting impact on our business, please read Note C, “Significant Collaborative Agreements,” to our consolidated financial statements included in this report.

To date, we have not generated revenues from commercial sales of internal products, and we expect to continue to incur significant operating expenses related to research and development and the potential commercialization of our portfolio over the next several years. As of March 31, 2022, we had $437.7 million in cash and cash equivalents compared to $478.8 million as of December 31, 2021.

Managing the impact of the COVID-19 pandemic

Since the first quarter of 2020, we have continued to move our clinical studies forward while adapting to meet the evolving challenges of the COVID-19 pandemic. We implemented business continuity plans in March 2020 that enabled our workforce to remain productive while working from home until mid-September 2021, at which time our workforce returned to the office. From a manufacturing and supply chain perspective, we believe we have sufficient inventory on hand for all of our ongoing and near-term studies and to support the launch of MIRV, if approved. From a regulatory perspective, since the beginning of the pandemic, we have received timely reviews of our submissions to the FDA and other health authorities covering our clinical trial applications.

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

RESULTS OF OPERATIONS

Revenues

For the three months ended March 31, 2022, our total revenues increased to $38.1 million compared to $15.7 million for the three months ended March 31, 2021, driven by an increase in license and milestone fees, partially offset by lower non-cash royalty revenue, both of which are discussed further below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees recognized may vary significantly from quarter to quarter and year to year. License and milestone fee revenue increased $30.7 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Driving the increase, pursuant to our license agreement with Huadong executed in October 2020, upon delivery of clinical supply in the three months ended March 31, 2022, we recognized $21.6 million of the $28.5 million remaining deferred revenue balance as of December 31, 2021 related to upfront and development milestone payments previously received. Additionally, pursuant to a license agreement with Lilly executed during the three months ended March 31, 2022, we recognized $9.2 million of the $13.0 million upfront payment received.

Non-cash royalty revenue related to the sale of future royalties

KADCYLA is a marketed ADC resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of KADCYLA from Roche one quarter in arrears. We sold our rights to receive royalty payments on the net sales of KADCYLA through two separate transactions in 2015 and 2019. In accordance with our revenue recognition policy, $6.4 million and $15.5 million of non-cash royalties on net sales of KADCYLA were recorded and included in non-cash royalty revenue for the three months ended March 31, 2022 and 2021, respectively. The decrease in non-cash royalty revenue is a result of the aggregate royalty threshold, as outlined in the 2015 royalty purchase agreement, being met in the second quarter of 2021, effectively reducing the royalty payments under the 2015 transaction from 100% to 15% of KADCYLA royalty payments received over the remaining royalty term. Pursuant to the terms of these agreements, we expect to recognize less non-cash royalty revenue in 2022 and subsequent years as compared to 2021 and prior years. See further details regarding these agreements in Note F, “Liability Related to Sale of Future Royalties,” of the Consolidated Financial Statements.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended
	March 31,		Increase/
Research and Development Expenses	2022	2021	(Decrease)
Preclinical and clinical testing	$31,495	$24,526	6,969
Process and product development	1,461	1,447	14
Manufacturing operations	11,326	8,440	2,886
Total research and development expenses	$44,282	$34,413	$9,869

Preclinical and clinical testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own, and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of clinical trials. Such expenses include the costs of personnel, third-party staffing, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. In the three months ended March 31, 2022, preclinical and clinical testing expenses increased by $7.0 million compared to the three months ended March 31, 2021 due primarily to increased contract services, personnel, third-party staffing costs, and regulatory filing fees, particularly related to advancing MIRV.

Process and product development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, third-party staffing, contract services, and facility expenses. Process and product development expenses were relatively flat for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Manufacturing operations

Manufacturing operations expense includes costs to have preclinical and clinical materials manufactured for our product candidates and quality control and quality assurance activities. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, and facility expenses. In the three months ended March 31, 2022, manufacturing operations expense increased $2.9 million compared to the three months ended March 31, 2021 due primarily to increases in external manufacturing activity across our programs.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, for commercial operations and for personnel in executive, finance, accounting, business development, information technology, legal, and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, commercial development activities, legal fees related to intellectual property and corporate matters, and fees for accounting and consulting services.

Selling, general and administrative expenses increased $6.4 million to $16.6 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to building our commercial capabilities in anticipation of a potential U.S. launch of MIRV in the second half of 2022.

Non-cash interest expense on liability related to the sale of future royalties

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of KADCYLA arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold in 2015. As described in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as KADCYLA royalties are remitted directly to the purchaser. During the three months ended March 31, 2022 and 2021, we recorded $1.2 million and $4.6 million, respectively, of non-cash interest expense, which includes amortization of deferred financing costs. The decrease was a result of a lower average royalty liability balance for the period and the KADCYLA royalty threshold being met in the second quarter of 2021, effectively reducing the royalty payments under the 2015 transaction from 100% to 15% of KADCYLA royalty payments received over the remaining royalty term.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our cash and cash equivalents, working capital, and shareholders’ equity as of March 31, 2022 and December 31, 2021, and cash flow activities for the three months ended March 31, 2022 and 2021 (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$437,661	$478,750
Working capital	372,600	399,054
Shareholders’ equity	306,468	325,586

	Three Months Ended March 31,
	2022	2021
Cash used for operating activities	$(41,402)	$(44,621)
Cash used for investing activities	(307)	(893)
Cash provided by financing activities	620	34,778

Cash flows

We require cash to fund our operating expenses, including the advancement of our clinical programs and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in private and public markets and payments from our collaborators, including license fees, milestone payments, research funding, and royalties. We have also monetized our rights to receive royalties on KADCYLA for upfront consideration. As of March 31, 2022, we had $437.7 million in cash and cash equivalents. Net cash used for operations was $41.4 million and $44.6 million for the three months ended March 31, 2022 and 2021, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, adjusted for non-cash items, with the three months ended March 31, 2022 benefiting from a $13.0 million upfront payment pursuant to a license agreement with Lilly.

Net cash used for investing activities was $0.3 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively, consisting of cash outflows for capital expenditures in both periods, including computer and office equipment and dedicated equipment at third-party manufacturing vendors.

Net cash provided by financing activities was $0.6 million and $34.8 million for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by financing activities for the three months ended March 31, 2022 and 2021 includes $0.6 million and $1.3 million, respectively, of proceeds from the exercise of stock options. Additionally, in the three months ended March 31, 2021, we sold 4,544,424 shares of our common stock under our Open Market Sale AgreementSM (Sale Agreement) with Jefferies, LLC as sales agent, dated December 18, 2020, generating net proceeds of $33.5 million.

Future Capital Requirements

We have significant future capital requirements including:

●	significant expected operating expenses to conduct research and development activities and to potentially commercialize our portfolio;
●	noncancelable in-process and future manufacturing obligations; and
●	substantial facility lease obligations as described in Note H, “Leases,” included in this report.

We anticipate that our current capital resources will enable us to meet our operational expenses and capital requirements for more than twelve months after the date of this report. We may raise additional funds through equity, debt, and other financings or generate revenues from collaborators through a combination of upfront license payments, milestone payments, royalty payments, and research funding. We cannot provide assurance, however, that we will be able to obtain additional debt, equity, or other financing or generate revenues from collaborators on terms acceptable to us or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may elect or be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development, and/or clinical projects.

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

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022 and there have been no material changes to our market risks, or to our management of such risks, as set forth in such Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition, or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K, other than the update to the risk factor below. We may, however, disclose changes to such risk factors, or disclose additional risk factors, from time to time in our future filings with the SEC.

Clinical trials for our product candidates and those of our collaborators will be lengthy and expensive, and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sale of any product candidates, we and our collaborators must demonstrate through clinical testing that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time-consuming, expensive, and uncertain process and typically requires years to complete. In our industry, the results from preclinical studies and early clinical trials often are not predictive of results obtained in later-stage clinical trials. Some compounds that have shown promising results in preclinical studies or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. For example, despite encouraging results from earlier clinical trials of mirvetuximab, our FORWARD I Phase 3 clinical trial evaluating mirvetuximab compared to chemotherapy in women with FRα-positive, platinum-resistant ovarian cancer, did not meet the primary endpoint in either the entire treatment population or the pre-specified high FRα expression population. Based on post hoc exploratory analyses of the FORWARD I results and consultations with the FDA, we implemented two new trials of mirvetuximab, SORAYA and MIRASOL, to support the potential approval of mirvetuximab as a monotherapy. We reported positive top-line data from our SORAYA trial, however, results from our ongoing MIRASOL study may not show positive results consistent with our SORAYA trial, post hoc exploratory analyses of the FORWARD I results, or earlier successful trials of mirvetuximab as monotherapy, which would cause significant harm to our business and future prospects.

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

In addition, the conflict involving Russia and Ukraine has and may continue to negatively impact our contract research organizations and clinical investigators’ ability to conduct certain of our trials, including MIRASOL, in these and other Eastern European countries and may prevent us from obtaining data on patients already enrolled at sites in these countries. Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates or our collaborators’ product candidates could severely harm our business.

ITEM 6.      Exhibits

Exhibit No.		Description
10.1	*	License Agreement dated as of February 14, 2022 by and between the Registrant and Eli Lilly and Company
31.1		Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certifications of the principal executive officer and the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the quarterly report on Form 10-Q of ImmunoGen, Inc. for the quarter ended March 31, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

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

ImmunoGen, Inc.

Date: May 6, 2022	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Susan Altschuller, Ph.D.
Susan Altschuller, Ph.D.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)