Form 10-Q
period 2022-06-30
ImmunoGen, Inc.
filed 2022-08-01
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Shares of common stock, par value $.01 per share: 220,713,090 shares outstanding as of July 25, 2022.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

Item		Page Number
	Part I
	Financial Information
1.	Financial Statements (Unaudited)	2

1a.	Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	2

1b.	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021	3

1c.	Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2022 and March 31, 2022 and the three months ended March 31, June 30, September 30, and December 31, 2021	4

1d.	Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021	5

1e.	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

3.	Quantitative and Qualitative Disclosures about Market Risk	23

4.	Controls and Procedures	23

	Part II
	Other Information
1A.	Risk Factors	23

6.	Exhibits	24

	Signatures	25

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Additionally, these forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties, and other factors are described in detail in the “Risk Factors” section and in other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on February 28, 2022, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and as updated and/or supplemented in subsequent filings with the SEC. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$373,874	$478,750
Accounts receivable	909	4,467
Unbilled receivable	1,874	2,345
Contract assets	—	3,000
Non-cash royalty receivable	3,168	4,115
Prepaid and other current assets	14,099	7,322
Total current assets	393,924	499,999
Property and equipment, net of accumulated depreciation	4,334	4,663
Operating lease right-of-use assets	11,361	12,392
Other assets	12,676	8,711
Total assets	$422,295	$525,765
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$17,245	$18,434
Accrued compensation	4,960	5,469
Other accrued liabilities	36,588	23,077
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $187 and $198, respectively	8,772	6,077
Current portion of operating lease liability	3,870	3,537
Current portion of deferred revenue	15,636	44,351
Total current liabilities	87,071	100,945
Deferred revenue, net of current portion	43,611	47,717
Operating lease liability, net of current portion	13,254	15,244
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $282 and $381, respectively	28,062	34,967
Other long-term liabilities	466	1,306
Total liabilities	172,464	200,179
Commitments and contingencies (Note H)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding as of each of June 30, 2022 and December 31, 2021	—	—
Common stock, $.01 par value; authorized 600,000 shares; 220,644 and 220,361 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,206	2,204
Additional paid-in capital	1,804,934	1,794,525
Accumulated deficit	(1,557,309)	(1,471,143)
Total shareholders’ equity	249,831	325,586
Total liabilities and shareholders’ equity	$422,295	$525,765

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
License and milestone fees	$6,973	$252	$37,865	$409
Non-cash royalty revenue related to the sale of future royalties	7,116	16,690	13,544	32,235
Research and development support	73	6	831	10
Total revenues	14,162	16,948	52,240	32,654
Operating expenses:
Research and development	51,422	34,589	95,704	69,002
Selling, general and administrative	23,793	9,728	40,441	19,937
Total operating expenses	75,215	44,317	136,145	88,939
Loss from operations	(61,053)	(27,369)	(83,905)	(56,285)
Investment income, net	590	11	644	24
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(1,078)	(3,557)	(2,327)	(8,201)
Interest expense on convertible senior notes	—	(23)	—	(47)
Other (expense) income, net	(480)	197	(578)	(283)
Net loss	$(62,021)	$(30,741)	$(86,166)	$(64,792)
Basic and diluted net loss per common share	$(0.24)	$(0.15)	$(0.34)	$(0.32)
Basic and diluted weighted-average common shares outstanding	253,336	199,890	253,263	199,365
Total comprehensive loss	$(62,021)	$(30,741)	$(86,166)	$(64,792)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	194,998	$1,950	$1,419,460	$(1,331,840)	$89,570
Net loss				(34,051)	(34,051)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	397	4	1,282	—	1,286
Issuance of common stock, net of issuance costs	4,544	45	33,447	—	33,492
Restricted stock units vested	2	—	—	—	—
Stock option and restricted stock compensation expense	—	—	3,674	—	3,674
Directors’ deferred share unit compensation	—	—	149	—	149
Balance at March 31, 2021	199,941	$1,999	$1,458,012	$(1,365,891)	$94,120
Net loss	—	—	—	(30,741)	(30,741)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	75	1	377	—	378
Conversion of convertible senior notes	239	3	997	—	1,000
Common stock issuance costs	—	—	(34)		(34)
Stock option and restricted stock compensation expense	—	—	3,598	—	3,598
Directors’ deferred share unit compensation	—	—	144	—	144
Balance at June 30, 2021	200,255	$2,003	$1,463,094	$(1,396,632)	$68,465
Net loss	—	—	—	(37,339)	(37,339)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	95	1	367	—	368
Issuance of common stock, net of issuance costs	2,150	21	12,336	—	12,357
Issuance of pre-funded warrant, net of issuance costs	—	—	29,765	—	29,765
Restricted stock award forfeitures	(57)	(1)	1	—	—
Stock option and restricted stock compensation expense	—	—	3,298	—	3,298
Directors’ deferred share unit compensation	—	—	179	—	179
Balance at September 30, 2021	202,443	$2,024	$1,509,040	$(1,433,971)	$77,093
Net loss	—	—	—	(37,172)	(37,172)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	431	4	1,733	—	1,737
Issuance of common stock, net of issuance costs	17,487	176	108,039	—	108,215
Issuance of pre-funded warrant, net of issuance costs	—	—	169,280	—	169,280
Stock option and restricted stock compensation expense	—	—	6,224	—	6,224
Directors’ deferred share unit compensation	—	—	209	—	209
Balance at December 31, 2021	220,361	$2,204	$1,794,525	$(1,471,143)	$325,586
Net loss	—	—	—	(24,145)	(24,145)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	173	1	619	—	620
Restricted stock units vested	2	—	—	—	—
Stock option and restricted stock compensation expense	—	—	4,196	—	4,196
Directors’ deferred share unit compensation	—	—	211	—	211
Balance at March 31, 2022	220,536	$2,205	$1,799,551	$(1,495,288)	$306,468
Net loss	—	—	—	(62,021)	(62,021)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	108	1	410	—	411
Stock option and restricted stock compensation expense	—	—	4,760	—	4,760
Directors’ deferred share unit compensation	—	—	213	—	213
Balance at June 30, 2022	220,644	$2,206	$1,804,934	$(1,557,309)	$249,831

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Six Months Ended
	June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(86,166)	$(64,792)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(5,590)	(31,721)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	2,327	8,201
Depreciation and amortization	931	1,093
Stock and deferred share unit compensation	9,380	7,565
Change in operating assets and liabilities:
Accounts receivable	3,558	28
Unbilled receivable	471	(4,216)
Contract asset	3,000	—
Prepaid and other current assets	(6,777)	(6,603)
Operating lease right-of-use assets	1,031	866
Other assets	(3,965)	2,100
Accounts payable	(1,249)	2,482
Accrued compensation	(509)	(893)
Other accrued liabilities	12,643	(146)
Deferred revenue	(32,821)	(837)
Operating lease liability	(1,657)	(1,627)
Net cash used for operating activities	(105,393)	(88,500)
Cash flows from investing activities:
Purchases of property and equipment	(514)	(940)
Net cash used for investing activities	(514)	(940)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,031	1,664
Proceeds from common stock issuance, net of $106 of transaction costs	—	33,458
Net cash provided by financing activities	1,031	35,122
Net change in cash and cash equivalents	(104,876)	(54,318)
Cash and cash equivalents, beginning of period	478,750	293,856
Cash and cash equivalents, end of period	$373,874	$239,538

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

A.	Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development and commercialization of antibody-drug conjugates (ADCs) for the treatment of cancer. The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $86.2 million during the six months ended June 30, 2022, and has an accumulated deficit of approximately $1.6 billion as of June 30, 2022. The Company has primarily funded these losses through payments received from its collaborations and equity, convertible debt, and other financings. To date, the Company has had no revenues from commercial sales of its own products and management expects to continue to incur substantial operating losses for at least the near term as the Company incurs significant operating expenses related to research and development and potential commercialization of its portfolio.

As of June 30, 2022, the Company had $373.9 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources will enable it to meet its operational expenses and capital expenditures for more than twelve months after the date these financial statements were issued. The Company expects to raise additional funds through equity, debt, or other financings, or generate revenues from product sales as well as revenues from collaborations through a combination of upfront license payments, milestone payments, royalty payments, and research funding to support its planned operating activities. There can be no assurance, however, that the Company will be able to obtain additional equity, debt, or other financing or generate revenues from product sales or from collaborations on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, and/or clinical projects.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2022 are consistent with those discussed in Note B to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Revenue Recognition

Transaction Price Allocated to Future Performance Obligations

Deferred revenue under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), Revenue from Contracts with Customers (ASC 606), represents the portion of the transaction price received under various contracts attributed to performance obligations that have not been satisfied (or have been partially satisfied) and includes unexercised contract options that are considered material rights. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $59.2 million. The Company expects to recognize revenue on approximately 26%, 62%, and 12% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively; however, the timing of recognition may vary due to such factors as the amount and timing of future sales of KADCYLA, the timing of exercise of contract options considered to be material rights, or termination of existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract assets and contract liabilities during the six months ended June 30, 2022 and 2021 (in thousands):

	Balance at				Balance at
	December 31, 2021	Additions	Deductions	Impact of Netting	June 30, 2022
Contract asset	$3,000	$—	$(3,000)	$—	$—
Contract liabilities (deferred revenue)	$92,068	$3,803	$(36,624)	$—	$59,247

	Balance at				Balance at
	December 31, 2020	Additions	Deductions	Impact of Netting	June 30, 2021
Contract asset	$—	$—	$—	$—	$—
Contract liabilities (deferred revenue)	$110,109	$—	$(837)	$—	$109,272

The Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$10,864	$765	$36,624	$837

Pursuant to the Company’s license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong), upon delivery of clinical materials in the six months ended June 30, 2022, the Company recognized as license and milestone fee revenue the remaining $28.5 million of the deferred revenue balance as of December 31, 2021 related to the $45.0 million of upfront and development milestone payments previously received. Additionally, pursuant to a license agreement executed with Eli Lilly and Company (Lilly), during the six months ended June 30, 2022, the Company received an upfront payment of $13.0 million, of which $9.2 million was recognized as license and milestone fee revenue and the remainder deferred, further details of which can be found in Note C, “Agreements.” The Company also recognized $8.0 million of previously deferred non-cash royalty revenue related to the sale of rights to KADCYLA® royalties, further details of which can be found in Note E, “Liability Related to Sale of Future Royalties,” and recognized $0.2 million of license and milestone fee revenue related to numerous collaborators’ rights to technological improvements that had been previously deferred.

During the six months ended June 30, 2021, the Company recognized $0.2 million as license and milestone fee revenue for delivery of certain materials to Viridian Therapeutics that had been previously deferred and recognized $0.1 million of license and milestone fee revenue related to numerous collaborators’ rights to technological improvements that had been previously deferred. Additionally, the Company recorded $0.5 million of previously deferred non-cash royalty revenue related to the sale of rights to KADCYLA royalties. The timing of revenue recognition, billings, and cash collections results in billed receivables, unbilled receivables, contract assets, and contract liabilities on the consolidated balance sheets. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded (under the caption deferred revenue). Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of June 30, 2022 and December 31, 2021. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company held $373.9 million and $478.8 million, respectively, in cash and money market funds, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $0.3 million and $0.2 million of accrued capital expenditures as of June 30, 2022 and December 31, 2021, respectively, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

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

As of June 30, 2022 and December 31, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis. The fair value of the Company’s cash equivalents is based on quoted prices from active markets (Level 1 inputs). The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled receivables, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature.

As of June 30, 2021, the Company had outstanding convertible 4.5% senior notes (convertible notes) with a gross carrying amount and estimated fair value of $1.1 million and $2.3 million, respectively. The fair value of the convertible notes was influenced by interest rates, the Company’s stock price and stock price volatility, and by prices observed in trading activity for the convertible notes. Because there were no trades involving the convertible notes since September 2019, however, the fair value as of June 30, 2021 used Level 3 inputs. In June 2021, $1.0 million of outstanding convertible 4.5% senior notes converted into 238,777 shares of the Company’s common stock, par value $0.01 per share

(common stock), with the remaining $1.1 million of convertible 4.5% senior notes paid in cash upon maturity on July 1, 2021.

Common Stock Warrants

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for options and unvested restricted stock, and the if-converted method for the convertible notes, are shown in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock/units at end of period	29,528	21,681	29,528	21,681
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock/units	958	2,772	1,306	3,138

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of June 30, 2022, the Company was authorized to grant future awards under three employee share-based compensation plans, which are the ImmunoGen, Inc. Amended and Restated 2018 Employee, Director and Consultant Equity Incentive Plan (the 2018 Plan), the Employee Stock Purchase Plan (the ESPP), and the ImmunoGen Inducement

Equity Incentive Plan (the Inducement Plan). At the annual meeting of shareholders on June 15, 2022, the 2018 Plan was amended to provide for the issuance of stock grants, the grant of options, and the grant of stock-based awards for up to an additional 13,000,000 shares of the Company’s common stock, as well as up to 28,742,013 shares of common stock, which represent the number of shares of common stock remaining under the 2018 Plan as of April 1, 2022, and awards previously granted under the 2018 Plan and the Company’s former stock-based plans, including the ImmunoGen, Inc. 2016 and 2006 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to April 1, 2022. The Inducement Plan was approved by the Board of Directors in December 2019, and pursuant to subsequent amendments, provides for the issuance of non-qualified option grants for up to 10,500,000 shares of the Company’s common stock. Options awarded under the two plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant under each of these plans.

The stock-based awards are accounted for under ASC 718, Compensation—Stock Compensation (ASC 718). Pursuant to ASC 718, the estimated grant date fair value of awards is charged to the statement of operations over the requisite service period, which is the vesting period. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions noted in the following table. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. Expected volatility is based exclusively on historical volatility of the Company’s stock. The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not expect substantially different exercise or post-vesting termination behavior among its option recipients. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividend	None	None	None	None
Volatility	83.4%	84.7%	83.1%	85.3%
Risk-free interest rate	3.00%	1.01%	2.180%	0.67%
Expected life (years)	6.0	6.0	6.0	6.0

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the three months ended June 30, 2022 and 2021 were $3.12 and $4.92 per share, respectively, and $3.57 and $5.40 for options granted during the six months ended June 30, 2022 and 2021, respectively.

A summary of option activity under the Company’s equity plans for the six months ended June 30, 2022 is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2021	21,219	$6.28
Granted	8,670	5.03
Exercised	(173)	3.59
Forfeited/Canceled	(263)	6.72
Outstanding at June 30, 2022	29,453	$5.92

In 2020, the Company issued 2.6 million performance-based stock options to certain employees that will vest upon the achievement of specified performance goals. Upon assessment of the performance-based stock option awards as of December 31, 2021, the Company determined the first performance goal to be probable of vesting and, as such, recorded $2.6 million of stock-based compensation expense for the year ended December 31, 2021. In May 2022, the first performance goal was achieved, resulting in the vesting of 25% of the 2.6 million performance-based stock options. The fair value of the remaining unvested performance-based stock options that could be expensed in future periods is $7.8 million.

A summary of restricted stock unit activity under the Company’s equity plans for the six months ended June 30, 2022 is presented below (in thousands, except weighted-average data):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2021	77	$5.59
Granted	-	-
Vested	(2)	2.53
Unvested at June 30, 2022	75	$5.68

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

Stock compensation expense related to stock options and restricted stock unit awards granted under the stock plans and the ESPP was $4.8 million and $9.0 million during the three and six months ended June 30, 2022, respectively, compared to stock compensation expense of $3.6 million and $7.3 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the estimated fair value of unvested employee awards, exclusive of performance awards, was $50.1 million. The weighted-average remaining vesting period for these awards is approximately three years.

Segment Information

During all periods presented, the Company continued to operate in one reportable business segment under the management approach of ASC 280, Segment Reporting, which is the business of the discovery and development of ADCs for the treatment of cancer.

During the three months ended June 30, 2022, Roche and Huadong each represented 50% of revenue, compared to 99% of revenue from Roche during the three months ended June 30, 2021. During the six months ended June 30, 2022, 56%, 26%, and 17% of revenues were from Huadong, Roche, and Lilly, respectively, compared to 99% of revenue from Roche in the six months ended June 30, 2021. Revenue from Roche in all periods consisted of non-cash royalty revenue. There were no other customers of the Company that generated significant revenues in the three and six months ended June 30, 2022 and 2021.

Recently Adopted Accounting Pronouncements

There were no recently issued or effective FASB Accounting Standards Updates (ASUs) that had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

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

Upon completion of the transfer of intellectual property and know-how to Lilly during the six months ended June 30, 2022, the Company recognized $9.2 million of license and milestone fee revenue related to the portion of the transaction price allocated to the initial target licenses. The $3.8 million allocated to the material rights to obtain licenses to replacement targets is included in long-term deferred revenue as of June 30, 2022 and will be recognized when the right is either exercised or expires.

Roche

In 2000, the Company granted Genentech, now a unit of Roche, an exclusive development and commercialization license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC, KADCYLA, in the U.S., Japan, the European Union, and numerous other countries. In accordance with the Company’s revenue recognition policy, $13.5 million and $32.2 million of non-cash royalties on net sales of KADCYLA were recognized and included in non-cash royalty revenue for the six months ended June 30, 2022 and 2021, respectively. The Company sold its rights to receive royalty payments on the net sales of KADCYLA through two separate transactions in 2015 and 2019. Following the 2019 transaction, OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, is entitled to receive all of these royalties.

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

The Company determined that revenue related to the agreement would be recognized as the clinical supply of the Licensed Product is delivered to Huadong, estimated to be completed over approximately two years. Accordingly, based on clinical supply delivered to Huadong during the six months ended June 30, 2022, the Company recorded the remaining $28.5 million of the deferred revenue balance as of December 31, 2021 related to the $45.0 million of upfront and development milestone payments previously received.

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

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of KADCYLA to OMERS for a payment of $65.2 million (amount is net of $1.5 million in broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold to IRH as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as deferred revenue and will be amortized as the royalty revenue related to the residual rights is earned using the units of revenue approach. During the second quarter of 2021, the aggregate royalty threshold was met and, in accordance with the Company’s revenue recognition policy, $8.0 million and $0.5 million of revenue related to the residual rights was recognized and is included in non-cash royalty revenue for the six months ended June 30, 2022 and 2021, respectively. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company continues to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the six-month period ended June 30, 2022 (in thousands):

Six Months Ended
June 30, 2022
Liability related to sale of future royalties, net — beginning balance	$41,044
Proceeds from sale of future royalties, net	—
KADCYLA royalty payments received and paid	(6,537)
Non-cash interest expense recognized	2,327
Liability related to sale of future royalties, net — ending balance	$36,834

The Company receives royalty reports and royalty payments related to sales of KADCYLA from Roche one quarter in arrears. As royalties are remitted to OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received from IRH will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense has resulted in an imputed annual interest rate of 10.5%, and a current imputed interest rate of 10.6% as of June 30, 2022. The Company periodically assesses the estimated royalty payments to IRH/OMERS, and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of KADCYLA are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from KADCYLA, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of KADCYLA are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

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

During the three and six months ended June 30, 2022, the Company transferred certain of its intellectual property rights to a newly formed Swiss subsidiary. This transfer resulted in a significant income inclusion for U.S. tax purposes which has been completely offset by utilization of a portion of the Company’s net operating loss carryforwards that existed before the transaction, resulting in no income tax.

F.	Capital Stock

Pre-Funded Warrants

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

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors also receive stock option awards upon initial election to the Board of Directors and annually thereafter. The directors received a total of approximately 322,000 and 352,000 options in 2022 and 2021, respectively, and the related compensation expense for the three and six months ended June 30, 2022 and 2021 is included in the amounts discussed in the “Stock-Based Compensation” section of Note B above.

G.	Leases

The Company currently has one real estate lease for the rental of approximately 120,000 square feet of laboratory and office space at 830 Winter Street, Waltham, Massachusetts through March 2026. In 2020, the Company executed four subleases for approximately 65,000 square feet of this space in the aggregate through the remaining initial term of the lease. During the six months ended June 30, 2022 and 2021, the Company recorded sublease income of $2.2 million and $2.4 million, respectively, inclusive of the sublessees’ proportionate share of operating expenses and real estate taxes for the period. Except as disclosed below, there have been no material changes in lease obligations from those disclosed in Note J, “Leases,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In June 2022, in order to reclaim laboratory and office space, the Company modified one of its sublease agreements to terminate the sublease early, targeting an end date of March 31, 2023. Pursuant to the amended sublease agreement, the Company is required to pay the sublessee $3.5 million as a lease incentive, of which $1.8 million was paid in June 2022 and the remainder will be paid at the end of the sublease term. No other terms from the original sublease agreement were modified. In accordance with ASC 842, Leases, the $3.5 million lease incentive is being recognized on a straight-line basis over the remaining sublease term. As a result of the early termination, the Company will forego $2.1 million in minimum future rental payments. The Company assessed the underlying right-of-use asset and determined there was no impairment.

H.         Commitments and Contingencies

Research Collaboration Agreement

In June 2022, the Company entered into a research collaboration agreement with Oxford BioTherapeutics Ltd (OBT) to develop novel ADCs utilizing the Company’s linker-payload technology directed to targets identified via OBT's proprietary OGAP® discovery platform. Under the terms of the agreement, OBT received a non-refundable $7.5 million upfront payment reflecting OBT's preclinical programs to be included in the collaboration. Additionally, over the initial three-year term of the agreement, the Company is committed to reimbursing OBT up to $2.8 million annually to support research activities dependent on the number of active programs. Otherwise, each party is responsible for its own costs associated with the joint research plan. After antibodies generated by OBT have been conjugated with the Company's proprietary linker-payload technology, each party will have the opportunity to select one or more development programs to further develop on its own. Each party will be eligible to receive milestone payments based on the achievement of pre-specified development and regulatory milestones, as well as tiered royalties as a percentage of worldwide commercial sales, with respect to each program selected by the other party. Once a party has selected a given program, it will be solely responsible for all research and development costs associated with that specific program. If at the end of the initial three-year term, either party elects not to extend the research term, predetermined opt-out fees may apply based on the number of programs selected for further development by each party. At any time starting twelve months after the effective date of the agreement, the Company may terminate the agreement in its sole discretion upon 90 days written notice to OBT. Otherwise, the agreement may be terminated by either party for a material breach by the other party, subject to notice and cure provisions.

In accordance with ASC 730, Research and Development, the $7.5 million upfront payment made to OBT was expensed as incurred and is included in research and development expense for the three and six months ended June 30, 2022. The committed reimbursement to OBT and other research costs will be expensed as incurred over the research term.

Manufacturing Commitments

As of June 30, 2022, the Company had noncancelable obligations under several agreements related to in-process and future manufacturing of antibody, drug substance, and cytotoxic agents required for supply of the Company’s product candidates totaling $13.0 million. Additionally, pursuant to commercial agreements for future production of antibody, our noncancelable commitments total $45.1 million at June 30, 2022.

Litigation

The Company is not a party to any material litigation.

I.Related Party Transactions

The Company’s chief executive officer has served as a director on the board of directors of Ergomed PLC since June 2021. During the six months ended June 30, 2022, the Company executed agreements with Ergomed Clinical Research, Inc. and PrimeVigilance USA, Inc., subsidiaries of Ergomed PLC, for clinical trial and pharmacovigilance-related services. Ergomed Clinical Research, Inc. and PrimeVigilance USA, Inc. are each considered related parties pursuant to ASC 850, Related Party Disclosures. In the six months ended June 30, 2022, the Company made payments totaling $3.0 million to Ergomed Clinical Research, Inc. Payments made pursuant to the agreement with PrimeVigilance USA, Inc. during the six months ended June 30, 2022 were not material to the Company’s consolidated statement of operations.

J.Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2022, up through the date the Company issued these financial statements. The Company did not have any material subsequent events.

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

OVERVIEW

We are a clinical-stage biotechnology company focused on developing and commercializing the next generation of antibody-drug conjugates (ADCs) to improve outcomes for cancer patients. By generating targeted therapies with enhanced anti-tumor activity and favorable tolerability profiles, we aim to disrupt the progression of cancer and offer patients more good days. We call this our commitment to “target a better now.”

An ADC with our proprietary technology comprises an antibody that binds to a target found on tumor cells and is conjugated to one of our potent anti-cancer agents as a “payload” to kill the tumor cell once the ADC has bound to its target. ADCs are an expanding approach to the treatment of cancer, with twelve approved products and the number of agents in development growing significantly in recent years.

We have established a leadership position in ADCs with a portfolio of differentiated product candidates to address both solid tumors and hematological malignancies.

Our business

Our lead program is mirvetuximab soravtansine (MIRV), a first-in-class investigational ADC targeting FRα, a cell-surface protein over-expressed in a number of epithelial tumors, including ovarian, endometrial, and non-small-cell lung cancers. Following consultation with the FDA, we initiated two trials of MIRV in patients with platinum-resistant ovarian cancer whose tumors express high levels of FRα: SORAYA, a single-arm clinical trial that could lead to accelerated approval, pending FDA review; and MIRASOL, a randomized Phase 3 clinical trial that, if successful, could lead to full approval in this setting. In November 2021, we reported positive top-line data from SORAYA with an overall response rate (ORR) by investigator of 32.4%. At the Society of Gynecologic Oncology (SGO) 2022 Annual Meeting in March 2022, we reported the full data set from SORAYA, including the median duration of response of 6.9 months. In March 2022, we submitted a biologics license application (BLA) to the FDA for accelerated approval of MIRV in second through fourth-line patients with FRα-positive, platinum-resistant ovarian cancer. The FDA accepted the BLA under Priority Review designation in May 2022 and set a Prescription Drug User Fee Act (PDUFA) action date of November 28, 2022. In June 2022, we presented additional efficacy and safety analyses from the MIRV program at the American Society of Clinical Oncology and in July, we completed enrollment in MIRASOL and expect to report top-line data from this study in early 2023.

Beyond platinum-resistant ovarian cancer, our strategy is to move MIRV into platinum-sensitive disease and become the combination agent of choice in ovarian cancer. To this end, we initiated PICCOLO, a single-arm study of MIRV monotherapy in later-line platinum-sensitive patients. We have also generated encouraging data in recurrent platinum-sensitive disease with the combination of MIRV plus carboplatin and are supporting investigator sponsored trials (ISTs) with this combination in a single-arm study in the neoadjuvant setting and in a randomized study comparing MIRV combined with carboplatin to standard of care in patients with recurrent platinum-sensitive disease. We are also initiating a single-arm Phase 2 study (0420) of this combination followed by MIRV continuation in FRα-low, medium, and high patients with platinum-sensitive disease. Results from this study and our ongoing ISTs will inform a path to the potential registration for MIRV plus carboplatin and, in parallel, could support compendia listing for this combination.

In addition, we have generated data from our Phase 1b FORWARD II trial of MIRV plus AVASTIN® (bevacizumab) in recurrent ovarian cancer and believe these data could support compendia listing for this combination in close proximity to the initial monotherapy approval of MIRV. We also aligned with the FDA on GLORIOSA, a randomized Phase 3 study of MIRV plus bevacizumab maintenance in FRα-high recurrent platinum-sensitive disease, and have initiated this potentially label-enabling study.

Pivekimab sunirine (PVEK), formerly known as IMGN632, is an ADC comprised of a high-affinity antibody designed to target CD123 with site-specific conjugation to a DNA-alkylating payload of the novel IGN (indolinobenzodiazepine pseudodimer) class. Our IGNs are designed to alkylate DNA without cross-linking, which has provided a broad therapeutic index in preclinical models. We are advancing PVEK in clinical trials for patients with blastic plasmacytoid dendritic cell neoplasm (BPDCN) and acute myeloid leukemia (AML).

BPDCN is a rare form of blood cancer, with an annual incidence of between 500 and 1,000 patients in the US. In October 2020, the FDA granted Breakthrough Therapy designation for PVEK for the treatment of patients with relapsed or refractory BPDCN. Based on feedback from the FDA, we amended our ongoing 801 Phase 2 study, known as CADENZA, to include a new cohort of up to 20 frontline BPDCN patients. We now expect to generate top-line data for this frontline cohort before the end of 2022.

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

In February 2022, we entered into a license agreement with Eli Lilly and Company (Lilly), pursuant to which the Company granted Lilly worldwide exclusive rights to research, develop, and commercialize ADCs based on the Company’s novel camptothecin technology. Additionally, in June 2022, we entered into a research collaboration agreement with Oxford BioTherapeutics Ltd (OBT) to develop novel ADCs utilizing the Company’s linker-payload technology directed to targets identified via OBT's proprietary OGAP® discovery platform. After antibodies generated by OBT have been conjugated with ImmunoGen's proprietary linker-payload technology, each company will have the opportunity to select one or more development programs to further develop on its own. For more information concerning these relationships, including their ongoing financial and accounting impact on our business, please read Note C, “Significant Collaborative Agreements,” and Note H, “Commitments and Contingencies,” to our consolidated financial statements included in this report.

To date, we have not generated revenues from commercial sales of internal products, and we expect to continue to incur significant operating expenses related to research and development and the potential commercialization of our portfolio over the next several years. As of June 30, 2022, we had $373.9 million in cash and cash equivalents compared to $478.8 million as of December 31, 2021.

Managing the impact of the COVID-19 pandemic

Since the first quarter of 2020, we have continued to move our clinical studies forward while adapting to meet the evolving challenges of the COVID-19 pandemic. We implemented business continuity plans in March 2020 that enabled our workforce to remain productive while working from home until mid-September 2021, at which time our workforce returned to the office. From a manufacturing and supply chain perspective, we believe we have sufficient inventory on hand for all of our ongoing and near-term studies and to support the launch of MIRV, if approved. From a regulatory perspective, since the beginning of the pandemic, we have received timely reviews of our submissions to the FDA and other health authorities covering our clinical trial applications, as well as timely acceptance by the FDA of our BLA submitted in March 2022 for accelerated approval of MIRV.

The impact of COVID-19 slowed site activation and patient enrollment for both SORAYA and MIRASOL, which resulted in a limited delay in patient accrual for each of these studies. COVID-19 related conditions may also affect accrual of our currently-enrolling studies.

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

During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

RESULTS OF OPERATIONS

Revenues

For the three months ended June 30, 2022, our total revenues decreased $2.8 million compared to the three months ended June 30, 2021, driven by lower non-cash royalty revenue, partially offset by an increase in license and milestone fees. For the six months ended June 30, 2022, our total revenues increased $19.6 million compared to the six months ended June 30, 2021, driven by an increase in license and milestone fees, partially offset by lower non-cash royalty revenue. See further discussion below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees recognized may vary significantly from quarter to quarter and year to year. License and milestone fee revenue increased $6.7 million and $37.5 million in the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. Driving the increases, pursuant to our license agreement with Huadong executed in October 2020, upon delivery of clinical supply in the three and six months ended June 30, 2022, we recognized $6.9 million and $28.5 million of the remaining deferred revenue balance as of December 31, 2021 related to upfront and development milestone payments previously received. Additionally, pursuant to a license agreement with Lilly, during the six months ended June 30, 2022, we recognized $9.2 million of the $13.0 million upfront payment received.

Non-cash royalty revenue related to the sale of future royalties

KADCYLA is a marketed ADC resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of KADCYLA from Roche one quarter in arrears. We sold our rights to receive royalty payments on the net sales of KADCYLA through two separate transactions in 2015 and 2019. In accordance with our revenue recognition policy, $7.1 million and $13.5 million of non-cash royalties on net sales of KADCYLA were recorded and included in non-cash royalty revenue for the three and six months ended June 30, 2022, respectively, compared to $16.7 million and $32.2 million in non-cash royalty revenue recorded for the three and six months ended June 30, 2021, respectively. The decrease in non-cash royalty revenue is a result of the aggregate royalty threshold, as outlined in the 2015 royalty purchase agreement, being met in the second quarter of 2021, effectively reducing the royalty payments under the 2015 transaction from 100% to 15% of KADCYLA royalty payments received over the remaining royalty term. Pursuant to the terms of these agreements, we expect to recognize less non-cash royalty revenue in 2022 and subsequent years as compared to 2021 and prior years. See further details regarding these agreements in Note F, “Liability Related to Sale of Future Royalties,” of the Consolidated Financial Statements.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Six Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
Research and Development Expenses	2022	2021	(Decrease)	2022	2021	(Decrease)
Research	$7,500	$—	$7,500	$7,500	$—	$7,500
Preclinical and clinical testing	31,775	24,085	7,690	63,270	48,611	14,659
Process and product development	1,714	1,421	293	3,175	2,868	307
Manufacturing operations	10,433	9,083	1,350	21,759	17,523	4,236
Total research and development expenses	$51,422	$34,589	$16,833	$95,704	$69,002	$26,702

Research

Research includes expenses to evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents. Such expenses include third-party license fees, research funding payments, and contract services. Pursuant to a research collaboration agreement executed with OBT in June 2022, we recorded an upfront license fee as expense in the three and six months ended June 30, 2022. No similar expenses were recorded in the three and six months ended June 30, 2021.

Preclinical and clinical testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own, and, in certain instances, our collaborators’ product candidates, regulatory activities, and the cost of clinical trials. Such expenses include the costs of personnel, third-party staffing, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. In the three and six months ended June 30, 2022, preclinical and clinical testing expenses increased by $7.7 million and $14.7 million, respectively, compared to the three and six months ended June 30, 2021, due primarily to increases in personnel, third-party staffing costs, and clinical trial costs driven by our MIRV and PVEK studies.

Process and product development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, third-

party staffing, contract services, and facility expenses. In each of the three and six months ended June 30, 2022, preclinical and clinical testing expenses increased by $0.3 million compared to the three and six months ended June 30, 2021, due primarily to increased personnel-related costs.

Manufacturing operations

Manufacturing operations expense includes costs to have preclinical and clinical materials manufactured for our product candidates and quality control and quality assurance activities. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, and facility expenses. In the three and six months ended June 30, 2022, manufacturing operations expense increased by $1.4 million and $4.2 million, respectively, compared to the three and six months ended June 30, 2021, due primarily to increases in personnel-related costs and external manufacturing activity across our programs.

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

In the three and six months ended June 30, 2022, selling, general and administrative expenses increased by $14.1 million and $20.5 million, respectively, compared to the three and six months ended June 30, 2021 due primarily to building our commercial capabilities in anticipation of a potential U.S. launch of MIRV in the second half of 2022.

Non-cash interest expense on liability related to the sale of future royalties

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of KADCYLA arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold in 2015. As described in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as KADCYLA royalties are remitted directly to the purchaser. During the three and six months ended June 30, 2022, we recorded $1.1 million and $2.3 million of non-cash interest expense, respectively, which includes amortization of deferred financing costs, compared to $3.6 million and $8.2 million recorded in the three and six months ended June 30, 2021. The decrease was a result of a lower average royalty liability balance for the period and the KADCYLA royalty threshold being met in the second quarter of 2021, effectively reducing the royalty payments under the 2015 transaction from 100% to 15% of KADCYLA royalty payments received over the remaining royalty term.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our cash and cash equivalents, working capital, and shareholders’ equity as of June 30, 2022 and December 31, 2021, and cash flow activities for the six months ended June 30, 2022 and 2021 (in thousands):

	As of
	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$373,874	$478,750
Working capital	306,853	399,054
Shareholders’ equity	249,831	325,586

	Six Months Ended June 30,
	2022	2021
Cash used for operating activities	$(105,393)	$(88,500)
Cash used for investing activities	(514)	(940)
Cash provided by financing activities	1,031	35,122

Cash flows

We require cash to fund our operating expenses, including the advancement of our clinical programs and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in private and public markets and payments from our collaborators, including license fees, milestone payments, research funding, and royalties. We have also monetized our rights to receive royalties on KADCYLA for upfront consideration. As of June 30, 2022, we had $373.9 million in cash and cash equivalents. Net cash used for operations was $105.4 million and $88.5 million for the six months ended June 30, 2022 and 2021, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, adjusted for non-cash items, with the six months ended June 30, 2022 benefiting from a $13.0 million upfront payment pursuant to a license agreement with Lilly.

Net cash used for investing activities was $0.5 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively, consisting of cash outflows for capital expenditures in both periods, including computer and office equipment and dedicated equipment at third-party manufacturing vendors.

Net cash provided by financing activities was $1.0 million and $35.1 million for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by financing activities for the six months ended June 30, 2022 and 2021 includes $1.0 million and $1.7 million, respectively, of proceeds from the exercise of stock options. Additionally, in the six months ended June 30, 2021, we sold 4,544,424 shares of our common stock under our Open Market Sale AgreementSM (Sale Agreement) with Jefferies, LLC as sales agent, dated December 18, 2020, generating net proceeds of $33.5 million.

Future Capital Requirements

We have significant future capital requirements including:

●	significant expected operating expenses to conduct research and development activities and to potentially commercialize our portfolio;
●	noncancelable in-process and future manufacturing obligations; and
●	substantial facility lease obligations as described in Note J, “Leases,” included in our Annual Report on Form 10-K for the year ended December 31, 2021, and as described in Note G, “Leases,” included in this Quarterly Report on Form 10-Q.

We anticipate that our current capital resources will enable us to meet our operational expenses and capital requirements for more than twelve months after the date of this report. We expect to raise additional funds through equity, debt, and other financings or generate revenues from product sales as well as revenues from collaborations through a combination of upfront license payments, milestone payments, royalty payments, and research funding to support our planned operating activities. We cannot provide assurance, however, that we will be able to obtain additional debt, equity, or other financing or generate revenues from product sales or from collaborations on terms acceptable to us or at all. Should we or our partners not meet some or all of the terms and conditions of our various collaboration agreements or if we are not successful in securing future collaboration agreements, we may elect or be required to secure alternative financing arrangements, and/or defer or limit some or all of our research, development, and/or clinical projects.

Recent Accounting Pronouncements

The information set forth under Note B, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this report under the caption “Recently Adopted Accounting Pronouncements” is incorporated herein by reference.

Third-Party Trademarks

KADCYLA and AVASTIN are registered trademarks of Genentech, Inc. OGAP® is a registered trademark of Oxford BioTherapeutics Ltd.

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

PART II. OTHER INFORMATION

ITEM 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition, or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 6, 2022. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 or Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, other than the risk factor included below. We may, however, disclose changes to such risk factors, or disclose additional risk factors, from time to time in our future filings with the SEC.

Unfavorable global economic conditions could adversely affect our business, financial condition, and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global economy has experienced extreme volatility and disruptions, including significant volatility in commodity and market prices, declines in consumer confidence, declines in economic growth, supply chain interruptions, uncertainty about economic stability, and inflation globally. Unfavorable economic conditions could result in a variety of risks to our business, including demand and pricing for our products, if approved, difficulty in forecasting our financial results, and our ability to raise additional capital when needed and on acceptable terms. A weak or declining economy could also strain our suppliers, possibly resulting in supply chain disruptions. These and other economic factors could adversely affect our business and results of operations.

ITEM 6.      Exhibits

Exhibit No.		Description
3.1		Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2010)
3.1(a)		Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 30, 2013)
3.1(b)		Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2017)
3.1(c)		Articles of Amendment (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2020)
3.1(d)		Articles of Amendment
10.1		Inducement Equity Incentive Plan, as amended
10.2		Amended and Restated 2018 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2022)
31.1		Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certifications of the principal executive officer and the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the quarterly report on Form 10-Q of ImmunoGen, Inc. for the quarter ended June 30, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: August 1, 2022	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2022	By:	/s/ Susan Altschuller, Ph.D.
Susan Altschuller, Ph.D.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)