Form 10-Q
period 2022-09-30
ImmunoGen, Inc.
filed 2022-11-04
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Shares of common stock, par value $.01 per share: 220,750,928 shares outstanding as of October 31, 2022.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Item		Page Number
	Part I
	Financial Information
1.	Financial Statements (Unaudited)	2

1a.	Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	2

1b.	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021	3

1c.	Consolidated Statements of Shareholders’ Equity for the three months ended March 31, June 30, and September 30, 2022 and the three months ended March 31, June 30, September 30, and December 31, 2021	4

1d.	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	5

1e.	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

3.	Quantitative and Qualitative Disclosures about Market Risk	24

4.	Controls and Procedures	24

	Part II
	Other Information
1A.	Risk Factors	24

6.	Exhibits	24

	Signatures	25

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Additionally, these forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties, and other factors are described in detail in the “Risk Factors” section and in other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on February 28, 2022, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, and as updated and/or supplemented in subsequent filings with the SEC. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$309,511	$478,750
Accounts receivable	42	4,467
Unbilled receivable	696	2,345
Contract assets	—	3,000
Non-cash royalty receivable	3,453	4,115
Prepaid and other current assets	16,714	7,322
Total current assets	330,416	499,999
Property and equipment, net of accumulated depreciation	4,474	4,663
Operating lease right-of-use assets	10,809	12,392
Other assets	13,100	8,711
Total assets	$358,799	$525,765
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$20,178	$18,434
Accrued compensation	8,621	5,469
Other accrued liabilities	47,136	23,077
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $175 and $198, respectively	8,647	6,077
Current portion of operating lease liability	3,981	3,537
Current portion of deferred revenue	15,079	44,351
Total current liabilities	103,642	100,945
Deferred revenue, net of current portion	38,732	47,717
Operating lease liability, net of current portion	12,217	15,244
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $241 and $381, respectively	25,901	34,967
Other long-term liabilities	300	1,306
Total liabilities	180,792	200,179
Commitments and contingencies (Note H)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding as of each of September 30, 2022 and December 31, 2021	—	—
Common stock, $.01 par value; authorized 600,000 shares; 220,751 and 220,361 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,208	2,204
Additional paid-in capital	1,810,863	1,794,525
Accumulated deficit	(1,635,064)	(1,471,143)
Total shareholders’ equity	178,007	325,586
Total liabilities and shareholders’ equity	$358,799	$525,765

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
License and milestone fees	$7,382	$2,677	$45,247	$3,086
Non-cash royalty revenue related to the sale of future royalties	7,993	6,533	21,537	38,768
Research and development support	—	—	831	10
Total revenues	15,375	9,210	67,615	41,864
Operating expenses:
Research and development	59,181	33,147	154,885	102,149
Selling, general and administrative	33,623	10,297	74,064	30,234
Total operating expenses	92,804	43,444	228,949	132,383
Loss from operations	(77,429)	(34,234)	(161,334)	(90,519)
Investment income, net	1,539	11	2,183	35
Non-cash interest expense on liability related to the sale of future royalties and convertible senior notes	(867)	(2,751)	(3,194)	(10,952)
Interest expense on convertible senior notes	—	—	—	(47)
Other (expense) income, net	(998)	(365)	(1,576)	(648)
Net loss	$(77,755)	$(37,339)	$(163,921)	$(102,131)
Basic and diluted net loss per common share	$(0.31)	$(0.18)	$(0.65)	$(0.51)
Basic and diluted weighted-average common shares outstanding	253,511	204,844	253,371	201,212
Total comprehensive loss	$(77,755)	$(37,339)	$(163,921)	$(102,131)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	194,998	$1,950	$1,419,460	$(1,331,840)	$89,570
Net loss				(34,051)	(34,051)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	397	4	1,282	—	1,286
Issuance of common stock, net of issuance costs	4,544	45	33,447	—	33,492
Restricted stock units vested	2	—	—	—	—
Stock option and restricted stock compensation expense	—	—	3,674	—	3,674
Directors’ deferred share unit compensation	—	—	149	—	149
Balance at March 31, 2021	199,941	$1,999	$1,458,012	$(1,365,891)	$94,120
Net loss	—	—	—	(30,741)	(30,741)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	75	1	377	—	378
Conversion of convertible senior notes	239	3	997	—	1,000
Common stock issuance costs	—	—	(34)		(34)
Stock option and restricted stock compensation expense	—	—	3,598	—	3,598
Directors’ deferred share unit compensation	—	—	144	—	144
Balance at June 30, 2021	200,255	$2,003	$1,463,094	$(1,396,632)	$68,465
Net loss	—	—	—	(37,339)	(37,339)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	95	1	367	—	368
Issuance of common stock, net of issuance costs	2,150	21	12,336	—	12,357
Issuance of pre-funded warrant, net of issuance costs	—	—	29,765	—	29,765
Restricted stock award forfeitures	(57)	(1)	1	—	—
Stock option and restricted stock compensation expense	—	—	3,298	—	3,298
Directors’ deferred share unit compensation	—	—	179	—	179
Balance at September 30, 2021	202,443	$2,024	$1,509,040	$(1,433,971)	$77,093
Net loss	—	—	—	(37,172)	(37,172)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	431	4	1,733	—	1,737
Issuance of common stock, net of issuance costs	17,487	176	108,039	—	108,215
Issuance of pre-funded warrant, net of issuance costs	—	—	169,280	—	169,280
Stock option and restricted stock compensation expense	—	—	6,224	—	6,224
Directors’ deferred share unit compensation	—	—	209	—	209
Balance at December 31, 2021	220,361	$2,204	$1,794,525	$(1,471,143)	$325,586
Net loss	—	—	—	(24,145)	(24,145)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	173	1	619	—	620
Restricted stock units vested	2	—	—	—	—
Stock option and restricted stock compensation expense	—	—	4,196	—	4,196
Directors’ deferred share unit compensation	—	—	211	—	211
Balance at March 31, 2022	220,536	$2,205	$1,799,551	$(1,495,288)	$306,468
Net loss	—	—	—	(62,021)	(62,021)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	108	1	410	—	411
Stock option and restricted stock compensation expense	—	—	4,760	—	4,760
Directors’ deferred share unit compensation	—	—	213	—	213
Balance at June 30, 2022	220,644	$2,206	$1,804,934	$(1,557,309)	$249,831
Net loss	—	—	—	(77,755)	(77,755)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	107	2	447	—	449
Stock option and restricted stock compensation expense	—	—	5,336	—	5,336
Directors’ deferred share unit compensation	—	—	146	—	146
Balance at September 30, 2022	220,751	$2,208	$1,810,863	$(1,635,064)	$178,007

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Nine Months Ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(163,921)	$(102,131)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(9,027)	(35,035)
Non-cash interest expense on liability related to sale of future royalties and convertible senior notes	3,194	10,952
Depreciation and amortization	1,355	1,555
Stock and deferred share unit compensation	14,862	11,042
Change in operating assets and liabilities:
Accounts receivable	4,425	(186)
Unbilled receivable	1,649	(4,695)
Contract asset	3,000	(2,500)
Prepaid and other current assets	(9,392)	(6,429)
Operating lease right-of-use assets	1,583	1,327
Other assets	(4,389)	2,451
Accounts payable	1,689	1,354
Accrued compensation	3,152	98
Other accrued liabilities	23,057	5,153
Deferred revenue	(38,257)	(4,104)
Operating lease liability	(2,583)	(2,394)
Net cash used for operating activities	(169,603)	(123,542)
Cash flows from investing activities:
Purchases of property and equipment	(1,116)	(1,065)
Net cash used for investing activities	(1,116)	(1,065)
Cash flows from financing activities:
Payments upon settlement of convertible senior notes	—	(1,100)
Proceeds from issuance of common stock under stock plans	1,480	2,032
Proceeds from warrant issuance, net of $181 of transaction costs	—	29,765
Proceeds from common stock issuance, net of $143 of transaction costs	—	45,815
Net cash provided by financing activities	1,480	76,512
Net change in cash and cash equivalents	(169,239)	(48,095)
Cash and cash equivalents, beginning of period	478,750	293,856
Cash and cash equivalents, end of period	$309,511	$245,761

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

A.	Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development and commercialization of antibody-drug conjugates (ADCs) for the treatment of cancer. The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $163.9 million during the nine months ended September 30, 2022, and had an accumulated deficit of approximately $1.6 billion as of September 30, 2022. The Company has primarily funded these losses through payments received from its collaborations and equity, convertible debt, and other financings. To date, the Company has had no revenues from commercial sales of its own products and management expects to continue to incur substantial operating losses for at least the near term as the Company incurs significant operating expenses related to research and development and potential commercialization of its portfolio.

As of September 30, 2022, the Company had $309.5 million of cash and cash equivalents on hand. The Company anticipates that its current capital resources will enable it to meet its operational expenses and capital expenditures for more than twelve months after the date these financial statements were issued. The Company expects to raise additional funds through equity, debt, or other financings, or generate revenues from product sales of the Company’s lead product candidate, mirvetuximab soravtansine (MIRV), if approved, as well as revenues from collaborations through a combination of upfront license payments, milestone payments, royalty payments, and research funding to support its planned operating activities. There can be no assurance, however, that the Company will be able to obtain additional equity, debt, or other financing or generate revenues from product sales of MIRV, if approved, or from collaborations on terms acceptable to the Company or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, and/or clinical projects.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2022 are consistent with those discussed in Note B to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Revenue Recognition

Transaction Price Allocated to Future Performance Obligations

Deferred revenue under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), Revenue from Contracts with Customers (ASC 606), represents the portion of the transaction price received under various contracts attributed to performance obligations that have not been satisfied (or have been partially satisfied) and includes unexercised contract options that are considered material rights. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $53.8 million. The Company expects to recognize revenue on approximately 28%, 66%, and 6% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively; however, the timing of recognition may vary due to such factors as the amount and timing of future sales of KADCYLA®, the timing of exercise of contract options considered to be material rights, or termination of existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract assets and contract liabilities during the nine months ended September 30, 2022 and 2021 (in thousands):

	Balance at				Balance at
	December 31, 2021	Additions	Deductions	Impact of Netting	September 30, 2022
Contract asset	$3,000	$—	$(3,000)	$—	$—
Contract liabilities (deferred revenue)	$92,068	$5,704	$(43,961)	$—	$53,811

	Balance at				Balance at
	December 31, 2020	Additions	Deductions	Impact of Netting	September 30, 2021
Contract asset	$—	$2,500	$—	$—	$2,500
Contract liabilities (deferred revenue)	$110,109	$25	$(4,129)	$—	$106,005

The Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$7,337	$3,292	$43,961	$4,129

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

During the year ended December 31, 2021, the Company recorded a contract asset of $3.0 million for a probable development milestone pursuant to its license agreement with Viridian Therapeutics, Inc. (Viridian), which was subsequently achieved in April 2022. Pursuant to the Company’s license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong), upon delivery of clinical materials in the nine months ended September 30, 2022, the Company recognized as license and milestone fee revenue the remaining $28.5 million of the deferred revenue balance as of December 31, 2021 related to the $45.0 million of upfront and development milestone payments previously received. Additionally, pursuant to a license agreement executed with Eli Lilly and Company (Lilly), during the nine months ended September 30, 2022, the Company received upfront payments of $19.5 million, of which $13.8 million was recognized as license and milestone fee revenue and the remainder deferred, further details of which can be found in Note C, “Agreements.” During the nine months ended September 30, 2022, the Company also recognized $12.5 million of previously deferred non-cash royalty revenue related to the sale of rights to KADCYLA royalties, further details of which can be found in Note E, “Liability Related to Sale of Future Royalties,” and $2.9 million of license and milestone fee revenue related to numerous collaborators’ rights to technological improvements that had been previously deferred, which includes $2.8 million related to Novartis Institutes for BioMedical Research, Inc.’s (Novartis) termination of certain of the license agreements between the Company and Novartis in August 2022, further details of which can be found in Note C, “Agreements.”

During the nine months ended September 30, 2021, the Company recorded a contract asset of $2.5 million for a probable development milestone pursuant to its license agreement with Viridian, which was subsequently achieved in October 2021. During the nine months ended September 30, 2021, the Company also recorded $0.2 million as license and milestone fee revenue for delivery of certain materials to Viridian that had been previously deferred, and $0.2 million of license and milestone fee revenue related to numerous collaborators’ rights to technological improvements that had been previously deferred. Additionally, during the nine months ended September 30, 2021, the Company recorded $3.7 million of previously deferred non-cash royalty revenue related to the sale of rights to KADCYLA royalties.

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of September 30, 2022 and December 31, 2021. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company held $309.5 million and $478.8 million, respectively, in cash and money market funds, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $0.2 million of accrued capital expenditures as of September 30, 2022 and December 31, 2021, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

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

As of September 30, 2022 and December 31, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis. The fair value of the Company’s cash equivalents is based on quoted prices from active markets (Level 1 inputs). The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled receivables, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for options and unvested restricted stock, and the if-converted method for the convertible notes, are shown in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock/units at end of period	31,479	20,862	31,479	20,862
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock/units	2,246	2,116	1,437	2,743

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of September 30, 2022, the Company was authorized to grant future awards under three employee share-based compensation plans, which are the ImmunoGen, Inc. Amended and Restated 2018 Employee, Director and

Consultant Equity Incentive Plan (the 2018 Plan), the Employee Stock Purchase Plan (the ESPP), and the ImmunoGen Inducement Equity Incentive Plan (the Inducement Plan). At the annual meeting of shareholders on June 15, 2022, the 2018 Plan was amended to provide for the issuance of stock grants, the grant of options, and the grant of stock-based awards for up to an additional 13,000,000 shares of the Company’s common stock, as well as up to 28,742,013 shares of common stock, which represent the number of shares of common stock remaining under the 2018 Plan as of April 1, 2022, and awards previously granted under the 2018 Plan and the Company’s former stock-based plans, including the ImmunoGen, Inc. 2016 and 2006 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to April 1, 2022. The Inducement Plan was approved by the Board of Directors in December 2019, and pursuant to subsequent amendments, provides for the issuance of non-qualified option grants for up to 10,500,000 shares of the Company’s common stock. Options awarded under the two plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant under each of these plans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividend	None	None	None	None
Volatility	83.3%	82.7%	83.2%	85.2%
Risk-free interest rate	3.44%	0.95%	2.48%	0.68%
Expected life (years)	5.6	6.0	5.9	6.0

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the three months ended September 30, 2022 and 2021 were $3.62 and $3.99 per share, respectively, and $3.58 and $5.34 for options granted during the nine months ended September 30, 2022 and 2021, respectively.

A summary of option activity under the Company’s equity plans for the nine months ended September 30, 2022 is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2021	21,219	$6.28
Granted	11,290	5.05
Exercised	(280)	3.82
Forfeited/Canceled	(825)	9.46
Outstanding at September 30, 2022	31,404	$5.78

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

A summary of restricted stock unit activity under the Company’s equity plans for the nine months ended September 30, 2022 is presented below (in thousands, except weighted-average data):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2021	77	$5.59
Vested	(2)	2.53
Unvested at September 30, 2022	75	$5.68

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

Stock compensation expense related to stock options and restricted stock unit awards granted under the stock plans and the ESPP was $5.3 million and $14.3 million during the three and nine months ended September 30, 2022, respectively, compared to stock compensation expense of $3.3 million and $10.6 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the estimated fair value of unvested employee awards, exclusive of performance awards, was $54.3 million. The weighted-average remaining vesting period for these awards is approximately three years.

Segment Information

During all periods presented, the Company continued to operate in one reportable business segment under the management approach of ASC 280, Segment Reporting, which is the business of the discovery and development of ADCs for the treatment of cancer.

During the three months ended September 30, 2022, 52%, 30% and 18% of revenues were from Roche, Lilly, and Novartis, respectively, compared to 71% and 28% of revenue from Roche and Viridian, respectively, during the three months ended September 30, 2021. During the nine months ended September 30, 2022, 43%, 32%, and 20% of revenues were from Huadong, Roche, and Lilly, respectively, compared to 93% of revenues from Roche in the nine months ended September 30, 2021. Revenue from Roche in all periods consisted of non-cash royalty revenue. There were no other customers of the Company that generated significant revenues in the three and nine months ended September 30, 2022 and 2021.

Recently Adopted Accounting Pronouncements

There were no recently issued or effective FASB Accounting Standards Updates (ASUs) that had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

C.Agreements

Significant Collaborative Agreements

Lilly

In February 2022, the Company entered into a license agreement with Lilly, pursuant to which the Company granted Lilly worldwide exclusive rights to research, develop, and commercialize antibody-drug conjugates based on the Company’s novel camptothecin technology. Under the terms of the license agreement, the Company received a non-refundable upfront payment of $13.0 million, reflecting initial targets selected by Lilly. In August 2022, pursuant to the terms of the agreement, Lilly selected an additional target for which the Company received a $6.5 million payment. Lilly may select a pre-specified number of additional targets, with the Company eligible to receive an additional $26.0 million in exercise fees if Lilly licenses the full number of remaining additional targets over a specified period following the effective date of the license agreement, with the potential for up to $1.7 billion in development and sales-based milestone payments if all targets are selected and all milestones are realized. In addition, the Company is entitled to receive tiered royalties, on a product-by-product basis, as a percentage of worldwide annual net sales by Lilly, based on certain net sales thresholds. Lilly is responsible for all costs associated with the research, development, and commercialization of any ensuing products.

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

Lilly’s right to select additional targets does not represent a material right as the target fee for each additional target is the same and is also consistent with the target fee for each of the initial targets selected by Lilly. Accordingly, each additional target selected by Lilly is accounted for as a separate arrangement.

The transaction price related to the initial targets was determined to consist of the upfront payment of $13.0 million. Future development milestones have been fully constrained. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Lilly. The transaction price of $13.0 million was allocated to the performance obligations based on their relative stand-alone selling prices. In consideration of each target being at the same stage of development at the time of the initial license or at the time of replacement and each target having approximately the same earnings potential, the Company allocated the $13.0 million transaction price equally across the initial target licenses and the corresponding material rights to obtain licenses to replacement targets, adjusted based on the probability that Lilly would exercise those rights. The Company considered pharmaceutical industry data of the probability of early-stage assets to advance to clinical stage in determining the probability that Lilly would exercise its option to a replacement target. Accordingly, $9.2 million and $3.8 million of the total transaction price was allocated to the initial targets and the material rights to obtain licenses to replacement targets, respectively.

The license terms and accounting outlined above are the same for the additional target license selected. Accordingly, $4.6 million and $1.9 million of the $6.5 million transaction price was allocated to the target selected and the material right to obtain a license to a replacement target, respectively.

The Company re-evaluates the transaction price for each arrangement, including its estimated variable consideration included in the transaction price and all constrained amounts, at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The transfer of intellectual property and know-how to Lilly to allow for Lilly to derive benefit from the initial and additional target licenses was completed during the three months ended March 31, 2022. As such, during the nine months ended September 30, 2022, the Company recognized $13.8 million of license and milestone fee revenue related to the portion of the transaction price allocated to the initial and additional target licenses. The $5.7 million allocated to the material rights to obtain licenses to replacement targets is included in long-term deferred revenue as of September 30, 2022 and will be recognized when the right is either exercised or expires.

Roche

In 2000, the Company granted Genentech, now a unit of Roche, an exclusive development and commercialization license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC, KADCYLA, in the U.S., Japan, the European Union, and numerous other countries. In accordance with the Company’s revenue recognition policy, $21.5 million and $38.8 million of non-cash royalties on net sales of KADCYLA were recognized and included in non-cash royalty revenue for the nine months ended September 30, 2022 and 2021, respectively. The Company sold its rights to receive royalty payments on the net sales of KADCYLA through two separate transactions in 2015 and 2019. Following the 2019 transaction, OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, is entitled to receive all of these royalties.

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

The Company determined that revenue related to the agreement would be recognized as the clinical supply of the Licensed Product is delivered to Huadong, estimated to be completed over approximately two years. Accordingly, based on clinical supply delivered to Huadong during the nine months ended September 30, 2022, the Company recorded the remaining $28.5 million of deferred revenue as of December 31, 2021 related to the $45.0 million of upfront and development milestone payments previously received.

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

Novartis

The Company previously granted Novartis exclusive development and commercialization licenses to the Company’s maytansinoid and IGN ADC technology for use with antibodies to specified targets under a now-expired right-to-test agreement established in 2010. In August 2022, Novartis terminated certain of the remaining development and commercialization licenses. The Company had $2.8 million of deferred revenue associated with the terminated licenses related to the portion of the transaction price previously allocated to rights to future technological improvements. In consideration that no technological improvements would be provided to Novartis and, therefore, no unsatisfied obligations were remaining related to such licenses, the $2.8 million was recorded as revenue and is included in license and milestone fees for the three and nine months ended September 30, 2022. With respect to the remaining license, $0.8 million of deferred revenue related to the portion of the transaction price previously allocated to rights to future technological improvements continues to be amortized over the remaining estimated term of the license agreement, and we are entitled to receive up to a total of $199.5 million in potential milestone payments, of which $5 million has been received to date, plus royalties on the commercial sales of any resulting products.

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

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of KADCYLA to OMERS for a payment of $65.2 million (amount is net of $1.5 million in broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold to IRH as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as deferred revenue and will be amortized as the royalty revenue related to the residual rights is earned using the units of revenue approach. During the second quarter of 2021, the aggregate royalty threshold was met and, in accordance with the Company’s revenue recognition policy, $12.5 million and $3.7 million of revenue related to the residual rights was recognized and is included in non-cash royalty revenue for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company continues to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the nine-month period ended September 30, 2022 (in thousands):

Nine Months Ended
September 30, 2022
Liability related to sale of future royalties, net — beginning balance	$41,044
Proceeds from sale of future royalties, net	—
KADCYLA royalty payments received and paid	(9,690)
Non-cash interest expense recognized	3,194
Liability related to sale of future royalties, net — ending balance	$34,548

The Company receives royalty reports and royalty payments related to sales of KADCYLA from Roche one quarter in arrears. As royalties are remitted to OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received from IRH will be recorded as interest expense over the life of the Royalty Obligation. Since inception, the Company’s estimate of this total interest expense has resulted in an imputed annual interest rate of 10.5%, and a current imputed interest rate of 8.7% as of September 30, 2022. The Company periodically assesses the estimated royalty payments to IRH/OMERS, and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Genentech, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of KADCYLA are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from KADCYLA, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of KADCYLA are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

E.	Income Taxes

As part of the Tax Cuts and Jobs Act of 2017 (TCJA), beginning with the 2022 tax year, the Company is required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over five years, and expenses that are incurred for research and experimentation outside the U.S. will be amortized over 15 years. The Company expects that this provision will result in a significant decrease to its 2022 tax loss, but will not result in an actual tax liability for 2022.

During the nine months ended September 30, 2022, the Company transferred certain of its intellectual property rights to a newly formed Swiss subsidiary. This transfer resulted in a significant income inclusion for U.S. tax purposes which has been completely offset by utilization of a portion of the Company’s net operating loss carryforwards that existed before the transaction, resulting in no income tax.

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

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors also receive stock option awards upon initial election to the Board of Directors and annually thereafter. The directors received a total of approximately 322,000 and 352,000 options in 2022 and 2021, respectively, and the related compensation expense for the three and nine months ended September 30, 2022 and 2021 is included in the amounts discussed in the “Stock-Based Compensation” section of Note B above.

G.	Leases

The Company currently has one real estate lease for the rental of approximately 120,000 square feet of laboratory and office space at 830 Winter Street, Waltham, Massachusetts through March 2026. In 2020, the Company executed four subleases for approximately 65,000 square feet of this space in the aggregate through the remaining initial term of the lease. During the nine months ended September 30, 2022 and 2021, the Company recorded sublease income of $2.4 million and $3.7 million, respectively, inclusive of the sublessees’ proportionate share of operating expenses and real estate taxes for the period. The decrease in the current year period is driven by amortization of the lease incentive discussed further below.

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

Except as disclosed above, there have been no other material changes in lease obligations from those disclosed in Note J, “Leases,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

In accordance with ASC 730, Research and Development, the $7.5 million upfront payment made to OBT was expensed as incurred and is included in research and development expense for the nine months ended September 30, 2022. The committed reimbursement to OBT and other research costs will be expensed as incurred over the research term, with $0.6 million recorded as research and development expenses during the three and nine months ended September 30, 2022.

Manufacturing Commitments

As of September 30, 2022, the Company had noncancelable obligations under several agreements related to in-process and future manufacturing of antibody, drug substance, and cytotoxic agents required for supply of the Company’s product candidates totaling $14.6 million. Additionally, pursuant to commercial agreements for future production of antibody, our noncancelable commitments total $40.6 million at September 30, 2022.

Litigation

The Company is not a party to any material litigation.

I.Related Party Transactions

The Company’s chief executive officer has served as a director on the board of directors of Ergomed PLC since June 2021. During the nine months ended September 30, 2022, the Company executed agreements with Ergomed Clinical Research, Inc. and PrimeVigilance USA, Inc., subsidiaries of Ergomed PLC, for clinical trial and pharmacovigilance-related services. Ergomed Clinical Research, Inc. and PrimeVigilance USA, Inc. are each considered related parties pursuant to ASC 850, Related Party Disclosures. In the nine months ended September 30, 2022, the Company made payments totaling $3.9 million to Ergomed Clinical Research, Inc. Payments made pursuant to the agreement with PrimeVigilance USA, Inc. during the nine months ended September 30, 2022 were not material to the Company’s consolidated statement of operations.

J.Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2022, up through the date the Company issued these financial statements. The Company did not have any material subsequent events.

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

Our business

Our lead program is mirvetuximab soravtansine (MIRV), a first-in-class investigational ADC targeting FRα, a cell-surface protein over-expressed in a number of epithelial tumors, including ovarian, endometrial, and non-small-cell lung cancers. Following consultation with the FDA, we initiated two trials of MIRV in patients with platinum-resistant ovarian cancer whose tumors express high levels of FRα: SORAYA, a single-arm clinical trial that could lead to accelerated approval, pending FDA review; and MIRASOL, a randomized Phase 3 clinical trial that, if successful, could lead to full approval in this setting. In November 2021, we reported positive top-line data from SORAYA with an overall response rate (ORR) by investigator of 32.4%. At the Society of Gynecologic Oncology (SGO) 2022 Annual Meeting in March 2022, we reported the full data set from SORAYA, including the median duration of response of 6.9 months. In March 2022, we submitted a biologics license application (BLA) to the FDA for accelerated approval of MIRV in second through fourth-line patients with FRα-positive, platinum-resistant ovarian cancer. The FDA accepted the BLA under Priority Review designation in May 2022 and set a Prescription Drug User Fee Act (PDUFA) action date of November 28, 2022. In June 2022, we presented additional efficacy and safety analyses from the MIRV program at the American Society of Clinical Oncology and in July 2022, we completed enrollment in MIRASOL and expect to report top-line data from this study in early 2023.

Beyond platinum-resistant ovarian cancer, our strategy is to develop and investigate MIRV for platinum-sensitive disease, with the goal to position the product as the combination agent of choice in ovarian cancer. To this end, we initiated PICCOLO, a single-arm study of MIRV monotherapy in later-line platinum-sensitive patients. We have also generated encouraging data in recurrent platinum-sensitive disease with the combination of MIRV plus carboplatin and we are supporting investigator sponsored trials (ISTs) with this combination in a single-arm study in the neoadjuvant setting and in a randomized study comparing MIRV combined with carboplatin to standard of care in patients with recurrent platinum-sensitive disease. We are also initiating a single-arm Phase 2 study (0420) of this combination followed by MIRV continuation in FRα-low, medium, and high patients with platinum-sensitive disease. Results from this study and our ongoing ISTs will inform a path to the potential registration for MIRV plus carboplatin and, in parallel, could support compendia listing for this combination.

In addition, we have generated data from our Phase 1b FORWARD II trial of MIRV plus AVASTIN® (bevacizumab) in recurrent ovarian cancer and believe these data could support compendia listing for this combination in close proximity to the initial monotherapy approval of MIRV. Furthermore, we have designed GLORIOSA, a randomized Phase 3 study of MIRV plus bevacizumab maintenance in FRα-high recurrent platinum-sensitive disease, based on FDA feedback and have initiated this study, which we believe could support potential label expansion.

Pivekimab sunirine (PVEK), our product candidate formerly known as IMGN632, is an ADC comprised of a high-affinity antibody designed to target CD123 with site-specific conjugation to a DNA-alkylating payload of the novel IGN (indolinobenzodiazepine pseudodimer) class. Our IGNs are designed to alkylate DNA without cross-linking, which has provided a broad therapeutic index in preclinical models. We are advancing PVEK in clinical trials for patients with blastic plasmacytoid dendritic cell neoplasm (BPDCN) and acute myeloid leukemia (AML).

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

The CADENZA study enrolled frontline BPDCN patients with de novo disease and those with a prior or concomitant hematologic malignancy (PCHM). Although complete responses have been observed in BPDCN patients who present with PCHM, most will not achieve full hematologic recovery due to the impact of their prior or concomitant malignancy. For these patients, we believe that achieving a complete response with partial hematological recovery (CRh) is a potentially important measure of clinical benefit.

In data from the first ten patients in the pivotal CADENZA frontline cohort, we observed: 2 of 4 de novo patients achieved CR (complete response)/CRc (clinical complete response); and 4 of 6 PCHM patients achieved CR/CRc/CRh. In addition, in three frontline patients (2 de novo, 1 PCHM) enrolled prior to the opening of the pivotal cohort, all three patients achieved CR/CRc.

A Type B meeting was held in August 2022 regarding these initial data from the CADENZA study. Based on FDA feedback on study design provided in this meeting, the efficacy analysis will be conducted in de novo BPDCN patients with CR/CRc as the primary endpoint and the key secondary endpoint of duration of CR/CRc. We will enroll up to 20 de novo patients for purposes of the efficacy analysis. We will also continue to enroll PCHM patients in CADENZA to further evaluate PVEK in this population. Given this is an ultra-rare disease, the Company expects to report top-line data on the primary and key secondary endpoints in 2024.

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

In addition, we are advancing our earlier-stage pipeline programs. IMGC936 is an ADC in co-development with MacroGenics, Inc. that is designed to target ADAM9, an enzyme over-expressed in a range of solid tumors and implicated in tumor progression and metastasis. IMGC936 incorporates a number of innovations, including antibody engineering to extend half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker and payload designed for improved stability and bystander activity. We continue to enroll patients in the Phase 1 study for this program and expect initial data in the fourth quarter of 2022.

IMGN151 is our next generation anti-FRα product candidate in development. This ADC integrates innovation in each of its components, which we believe may enable IMGN151 to address patient populations with lower levels of FRα expression, including tumor types outside of ovarian cancer. In January 2022, we submitted an IND application to evaluate IMGN151 in a planned Phase 1 clinical trial in patients with recurrent endometrial cancer and recurrent, high-grade serous epithelial ovarian, primary peritoneal, or fallopian tube cancers. In February 2022, the FDA placed a hold on our IND application pending responses to certain chemistry, manufacturing, and controls information requests. We submitted responses, have received a “Study-May-Proceed” letter from FDA, and anticipate enrolling our first patient in the fourth quarter of 2022.

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

In February 2022, we entered into a license agreement with Lilly, pursuant to which the Company granted Lilly worldwide exclusive rights to research, develop, and commercialize ADCs based on the Company’s novel camptothecin technology. Additionally, in June 2022, we entered into a research collaboration agreement with OBT to develop novel ADCs utilizing the Company’s linker-payload technology directed to targets identified via OBT's proprietary OGAP® discovery platform. After antibodies generated by OBT have been conjugated with ImmunoGen's proprietary linker-payload technology, each company will have the opportunity to select one or more development programs to further develop on its own. For more information concerning these relationships, including their ongoing financial and accounting impact on our business, please read Note C, “Significant Collaborative Agreements,” and Note H, “Commitments and Contingencies,” to our consolidated financial statements included in this report.

As of September 30, 2022, we have not generated revenues from commercial sales of internal products, and we expect to continue to incur significant operating expenses related to research and development and the commercialization of our portfolio over the next several years. As of September 30, 2022, we had $309.5 million in cash and cash equivalents compared to $478.8 million as of December 31, 2021. We expect to raise additional funds through equity, debt, and other financings or generate revenues from product sales of MIRV, if approved, as well as revenues from collaborations through a combination of upfront license payments, milestone payments, royalty payments, and research funding to support our planned operating activities. We cannot provide assurance that we will be able to obtain additional debt, equity, or other financing or generate revenues from product sales of MIRV, if approved, or from collaborations on terms acceptable to us or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition and require us to defer or limit some or all of our research, development, and/or clinical projects, including trials to support potential label expansion of MIRV.

Managing the impact of the COVID-19 pandemic

Since the first quarter of 2020, although we have experienced some delays or disruptions due to the COVID-19 pandemic, we have successfully continued to move our clinical studies forward while adapting to meet the evolving challenges of the pandemic. We implemented business continuity plans in March 2020 that enabled our workforce to remain productive while working from home until mid-September 2021, at which time our workforce returned to the office. From a regulatory perspective, since the beginning of the pandemic, we have received timely reviews of our submissions to the FDA and other health authorities covering our clinical trial applications, as well as timely acceptance by the FDA of our BLA submitted in March 2022 for accelerated approval of MIRV. From a manufacturing and supply chain perspective, we believe we have sufficient inventory on hand for all of our ongoing and near-term studies and to support the launch of MIRV, if approved.

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

During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

RESULTS OF OPERATIONS

Revenues

For the three months ended September 30, 2022, our total revenues increased $6.2 million compared to the three months ended September 30, 2021, driven by increases in license and milestone fees and non-cash royalty revenue. For the nine months ended September 30, 2022, our total revenues increased $25.8 million compared to the nine months ended September 30, 2021, driven primarily by an increase in license and milestone fees, partially offset by lower non-cash royalty revenue. See further discussion below.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees recognized may vary significantly from quarter to quarter and year to year. License and milestone fee revenue increased $4.7 million and $42.2 million in the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. Driving the increases, pursuant to our license agreement with Huadong executed in October 2020, upon delivery of clinical supply in the nine months ended September 30, 2022, we recognized $28.5 million of the remaining deferred revenue balance as of December 31, 2021 related to upfront and development milestone payments previously received. Additionally, pursuant to a license agreement executed with Lilly in February 2022, during the three and nine months ended September 30, 2022, we recognized $4.6 million and $13.8 million, respectively, of upfront payments received.

Non-cash royalty revenue related to the sale of future royalties

KADCYLA® is a marketed ADC resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of KADCYLA from Roche one quarter in arrears. We sold our rights to receive royalty payments on the net sales of KADCYLA through two separate transactions in 2015 and 2019. In accordance with our revenue recognition policy, $8.0 million and $21.5 million of non-cash royalties on net sales of KADCYLA were recorded and included in non-cash royalty revenue for the three and nine months ended September 30, 2022, respectively, compared to $6.5 million and $38.8 million in non-cash royalty revenue recorded for the three and nine months ended September 30, 2021, respectively. The decrease in non-cash royalty revenue for the nine months ended September 30, 2022 compared to the prior nine-month period is a result of the aggregate royalty threshold, as outlined in the 2015 royalty purchase agreement, being met in the second quarter of 2021, effectively reducing the royalty payments under the 2015 transaction from 100% to 15% of KADCYLA royalty payments received over the remaining royalty term. Pursuant to the terms of these agreements, we expect to recognize less non-cash royalty revenue in 2022 and subsequent years as compared to 2021 and prior years. See further details regarding these agreements in Note F, “Liability Related to Sale of Future Royalties,” of the Consolidated Financial Statements.

Research and development expenses

Our research and development expenses relate to (i) research to evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents, (ii) preclinical testing of our own and, in certain instances, our collaborators’ product candidates, and the cost of our own clinical trials, (iii) development related to clinical and commercial manufacturing processes, (iv) regulatory activities, (v) medical affairs activities, and (vi) external manufacturing operations.

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
Research and Development Expenses	2022	2021	(Decrease)	2022	2021	(Decrease)
Research	$560	$—	$560	$8,060	$—	$8,060
Preclinical and clinical testing	39,394	23,484	15,910	102,664	72,095	30,569
Process and product development	2,086	2,030	56	5,261	4,898	363
Manufacturing operations	17,141	7,633	9,508	38,900	25,156	13,744
Total research and development expenses	$59,181	$33,147	$26,034	$154,885	$102,149	$52,736

Research

Research includes expenses to evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents. Such expenses include third-party license fees, research funding payments, and contract services. Pursuant to a research collaboration agreement executed with OBT in June 2022, we recognized $0.6 million of committed research costs in the three months ended September 30, 2022 and a $7.5 million upfront license fee as expense in the nine months ended September 30, 2022. No similar expenses were recorded in the three and nine months ended September 30, 2021.

Preclinical and clinical testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own, and, in certain instances, our collaborators’ product candidates, regulatory activities, the cost of clinical trials, and expenses related to medical affairs. Such expenses include the costs of personnel, third-party staffing, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. In the three and nine months ended September 30, 2022, preclinical and clinical testing expenses increased by $15.9 million and $30.6 million, respectively, compared to the three and nine months ended September 30, 2021, due primarily to increases in personnel, third-party staffing costs, and clinical trial costs driven by our MIRV and PVEK studies, as well as an increase in contract services driven by medical affairs’ activities in support of advancing MIRV.

Process and product development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, third-party staffing, contract services, and facility expenses. In the three and nine months ended September 30, 2022, process and product development expenses increased by $0.1 million and $0.4 million, respectively, compared to the three and nine months ended September 30, 2021, due primarily to increased personnel-related costs.

Manufacturing operations

Manufacturing operations expense includes costs to have preclinical and clinical materials manufactured for our product candidates and quality control and quality assurance activities. Such expenses include personnel, raw materials for our preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, and facility expenses. In the three and nine months ended September 30, 2022, manufacturing operations expense increased by $9.5 million and $13.7 million, respectively, compared to the three and nine months ended September 30, 2021, due primarily to increases in personnel-related costs and external manufacturing activity across our programs.

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

In the three and nine months ended September 30, 2022, selling, general and administrative expenses increased by $23.3 million and $43.8 million, respectively, compared to the three and nine months ended September 30, 2021 due primarily to building our commercial capabilities, including personnel-related costs, in preparation for a potential U.S. launch of MIRV in the fourth quarter of 2022.

Non-cash interest expense on liability related to the sale of future royalties

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of KADCYLA arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold in 2015. As described in Note E, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as KADCYLA royalties are remitted directly to the purchaser. During the three and nine months ended September 30, 2022, we recorded $0.9 million and $3.2 million of non-cash interest expense, respectively, which includes amortization of deferred financing costs, compared to $2.8 million and $11.0 million recorded in the three and nine months ended September 30, 2021. The decrease was a result of a lower average royalty liability balance for the period and the KADCYLA royalty threshold being met in the second quarter of 2021, effectively reducing the royalty payments under the 2015 transaction from 100% to 15% of KADCYLA royalty payments received over the remaining royalty term.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our cash and cash equivalents, working capital, and shareholders’ equity as of September 30, 2022 and December 31, 2021, and cash flow activities for the nine months ended September 30, 2022 and 2021 (in thousands):

	As of
	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$309,511	$478,750
Working capital	226,774	399,054
Shareholders’ equity	178,007	325,586

	Nine Months Ended September 30,
	2022	2021
Cash used for operating activities	$(169,603)	$(123,542)
Cash used for investing activities	(1,116)	(1,065)
Cash provided by financing activities	1,480	76,512

Cash flows

We require cash to fund our operating expenses, including the advancement of our clinical programs and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in private and public markets and payments from our collaborators, including license fees, milestone payments, research funding, and royalties. We have also monetized our rights to receive royalties on KADCYLA for upfront consideration. As of September 30, 2022, we had $309.5 million in cash and cash equivalents. Net cash used for operations was $169.6 million and $123.5 million for the nine months ended September 30, 2022 and 2021, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, adjusted for non-cash items, with the nine months ended September 30, 2022 benefiting from $19.5 million of upfront payments pursuant to a license agreement with Lilly.

Net cash used for investing activities was $1.1 million for each of the nine months ended September 30, 2022 and 2021, consisting of cash outflows for capital expenditures in both periods, including computer and office equipment and dedicated equipment at third-party manufacturing vendors.

Net cash provided by financing activities was $1.5 million and $76.5 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021 includes $1.5 million and $2.0 million, respectively, of proceeds from the exercise of stock options. During the nine months ended September 30, 2021, we entered into a Securities Purchase Agreement with RA Capital Healthcare Fund, L.P. (RA Capital) pursuant to which the Company agreed to sell to RA Capital a pre-funded warrant to purchase up to an aggregate of 5,434,782 shares of the Company’s common stock, resulting in net proceeds of $29.8 million. Additionally, during 2021, we sold 6,694,600 shares of our common stock under our Open Market Sale AgreementSM with Jefferies, LLC as sales agent, dated December 18, 2020, generating net proceeds of $45.8 million. Partially offsetting these cash inflows, $1.1 million of convertible 4.5% senior notes were paid in cash upon maturity on July 1, 2021.

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

We anticipate that our current capital resources will enable us to meet our operational expenses and capital requirements for more than twelve months after the date of this report. We expect to raise additional funds through equity, debt, and other financings or generate revenues from product sales of MIRV, if approved, as well as revenues from collaborations through a combination of upfront license payments, milestone payments, royalty payments, and research funding to support our planned operating activities. We cannot provide assurance that we will be able to obtain additional debt, equity, or other financing or generate revenues from product sales of MIRV, if approved, or from collaborations on terms acceptable to us or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition and require us to defer or limit some or all of our research, development, and/or clinical projects, including trials to support potential label expansion of MIRV.

Recent Accounting Pronouncements

The information set forth under Note B, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this report under the caption “Recently Adopted Accounting Pronouncements” is incorporated herein by reference.

Third-Party Trademarks

KADCYLA® and AVASTIN® are registered trademarks of Genentech, Inc. OGAP® is a registered trademark of Oxford BioTherapeutics Ltd.

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

PART II. OTHER INFORMATION

ITEM 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition, or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, filed with the SEC on May 6, 2022 and August 1, 2022, respectively. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 or Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. We may, however, disclose changes to such risk factors, or disclose additional risk factors, from time to time in our future filings with the SEC.

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
101

Financial statements from the quarterly report on Form 10-Q of ImmunoGen, Inc. for the quarter ended September 30, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ImmunoGen, Inc.

Date: November 4, 2022	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Susan Altschuller, Ph.D.
Susan Altschuller, Ph.D.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)