Form 10-Q
period 2023-03-31
ImmunoGen, Inc.
filed 2023-04-28
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-17999

ImmunoGen, Inc.

Massachusetts	04-2726691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

830 Winter Street, Waltham, MA 02451

(Address of principal executive offices) (Zip code)

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

Shares of common stock, par value $.01 per share: 226,070,419 shares outstanding as of April 21, 2023.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

Item		Page Number
	Part I
	Financial Information
1.	Financial Statements (Unaudited)	2

1a.	Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022	2

1b.	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022	3

1c.	Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2023 and the three months ended March 31, June 30, September 30, and December 31, 2022	4

1d.	Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022	5

1e.	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

3.	Quantitative and Qualitative Disclosures about Market Risk	24

4.	Controls and Procedures	25

	Part II
	Other Information
1A.	Risk Factors	25

6.	Exhibits	26

	Signatures	27

Forward-looking statements

This Form 10-Q includes forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, these forward-looking statements relate to analyses and other information that are based on beliefs, expectations, assumptions, and forecasts of future results and estimates of amounts that are not yet determinable. These statements also relate to our prospects, future clinical, regulatory, and other developments and data releases, commercialization efforts, product candidates, and business strategies.

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Additionally, these forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties, and other factors are described in detail in the “Risk Factors” section and in other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 1, 2023, as updated and/or supplemented in subsequent filings with the SEC. The forward-looking statements contained herein represent our views as of the date of this Form 10-Q. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$201,249	$275,138
Accounts receivable	27,342	12,596
Unbilled receivable	1,249	1,531
Non-cash royalty receivable	2,455	3,851
Inventory	614	—
Prepaid and other current assets	10,955	11,005
Total current assets	243,864	304,121
Property and equipment, net of accumulated depreciation	4,067	4,377
Operating lease right-of-use assets	9,627	10,231
Inventory, net of current portion	16,291	16,196
Other assets	14,496	14,011
Total assets	$288,345	$348,936
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$32,260	$45,353
Accrued compensation	11,780	11,111
Other accrued liabilities	30,918	38,783
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $150 and $162, respectively	9,014	8,659
Current portion of operating lease liability	4,213	4,096
Current portion of deferred revenue	13,444	13,856
Total current liabilities	101,629	121,858
Deferred revenue, net of current portion	34,055	36,355
Operating lease liability, net of current portion	10,049	11,148
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $172 and $205, respectively	20,394	23,449
Other long-term liabilities	300	300
Total liabilities	166,427	193,110
Commitments and contingencies (Note J)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $.01 par value; authorized 600,000 shares; 226,070 and 226,046 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,261	2,260
Additional paid-in capital	1,854,743	1,847,638
Accumulated deficit	(1,735,086)	(1,694,072)
Total shareholders’ equity	121,918	155,826
Total liabilities and shareholders’ equity	$288,345	$348,936

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Product revenue, net	$29,544	$—
License and milestone fees	15,031	30,892
Non-cash royalty revenue related to the sale of future royalties	4,839	6,428
Research and development support	455	758
Total revenues	49,869	38,078
Cost and operating expenses:
Cost of sales	626	—
Research and development	51,620	44,282
Selling, general and administrative	40,016	16,648
Total cost and operating expenses	92,262	60,930
Loss from operations	(42,393)	(22,852)
Investment income, net	2,169	54
Non-cash interest expense on liability related to the sale of future royalties	(853)	(1,249)
Other income (expense), net	63	(98)
Net loss	$(41,014)	$(24,145)
Basic and diluted net loss per common share	$(0.16)	$(0.10)
Basic and diluted weighted-average common shares outstanding	258,848	253,263
Total comprehensive loss	$(41,014)	$(24,145)

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

In thousands

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	220,361	$2,204	$1,794,525	$(1,471,143)	$325,586
Net loss	—	—	—	(24,145)	(24,145)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	173	1	619	—	620
Issuance of common stock, net of issuance costs	—	—	—	—	—
Restricted stock units vested	2	—	—	—	—
Stock option and restricted stock compensation expense	—	—	4,196	—	4,196
Directors’ deferred share unit compensation	—	—	211	—	211
Balance at March 31, 2022	220,536	$2,205	$1,799,551	$(1,495,288)	$306,468
Net loss	—	—	—	(62,021)	(62,021)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	108	1	410	—	411
Stock option and restricted stock compensation expense	—	—	4,760	—	4,760
Directors’ deferred share unit compensation	—	—	213	—	213
Balance at June 30, 2022	220,644	$2,206	$1,804,934	$(1,557,309)	$249,831
Net loss	—	—	—	(77,755)	(77,755)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	107	2	447	—	449
Stock option and restricted stock compensation expense	—	—	5,336	—	5,336
Directors’ deferred share unit compensation	—	—	146	—	146
Balance at September 30, 2022	220,751	$2,208	$1,810,863	$(1,635,064)	$178,007
Net loss	—	—	—	(59,008)	(59,008)
Issuance of common stock, net of issuance costs	5,167	51	25,596	—	25,647
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	103	1	423	—	424
Stock option and restricted stock compensation expense	—	—	10,610	—	10,610
Restricted stock units vested	25	—	—	—	—
Directors’ deferred share unit compensation	—	—	146	—	146
Balance at December 31, 2022	226,046	$2,260	$1,847,638	$(1,694,072)	$155,826
Net loss	—	—	—	(41,014)	(41,014)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	16	1	38	—	39
Stock option and restricted stock compensation expense	—	—	6,916	—	6,916
Directors’ deferred share unit and common stock compensation	8		151	—	151
Balance at March 31, 2023	226,070	$2,261	$1,854,743	$(1,735,086)	$121,918

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Three Months Ended
	March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(41,014)	$(24,145)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(2,157)	(2,364)
Non-cash interest expense on liability related to sale of future royalties	853	1,249
Depreciation and amortization	448	473
Stock and deferred share unit compensation	7,067	4,407
Change in operating assets and liabilities:
Accounts receivable	(14,746)	3,277
Unbilled receivable	282	(1,298)
Inventory	(709)	—
Prepaid and other current assets	50	(1,485)
Operating lease right-of-use assets	604	504
Other assets	(485)	39
Accounts payable	(12,975)	(2,308)
Accrued compensation	670	(2,061)
Other accrued liabilities	(7,913)	5,023
Deferred revenue	(2,712)	(21,957)
Operating lease liability	(982)	(756)
Net cash used for operating activities	(73,719)	(41,402)
Cash flows from investing activities:
Purchases of property and equipment	(209)	(307)
Net cash used for investing activities	(209)	(307)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	39	620
Net cash provided by financing activities	39	620
Net change in cash and cash equivalents	(73,889)	(41,089)
Cash and cash equivalents, beginning of period	275,138	478,750
Cash and cash equivalents, end of period	$201,249	$437,661

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

A.	Nature of Business and Plan of Operations

ImmunoGen, Inc. (the Company) was incorporated in Massachusetts in 1981 and is focused on the development and commercialization of antibody-drug conjugates (ADCs). On November 14, 2022, the U.S. Food and Drug Administration (FDA) granted accelerated approval for ELAHERE® (mirvetuximab soravtansine-gynx) for the treatment of adult patients with folate receptor alpha (FRα)-positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens. ELAHERE was approved under the FDA's accelerated approval program based on objective response rate (ORR), duration of response (DOR), and safety data from the pivotal SORAYA trial. Continued approval may be contingent upon verification and description of clinical benefit in a confirmatory trial.

The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $41.0 million during the three months ended March 31, 2023, and had an accumulated deficit of approximately $1.7 billion as of March 31, 2023. To date, the Company has funded these losses through payments received from its collaborations, equity, convertible debt, and other financings, such as royalty financing transactions, a term loan facility, and commercial sales of ELAHERE. Management expects to continue to generate substantial operating losses for at least the near term as the Company incurs significant operating expenses related to research and development and selling and marketing of ELAHERE.

At March 31, 2023, the Company had $201.2 million of cash and cash equivalents on hand. In April 2023, the Company executed a loan agreement with BioPharma Credit PLC, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon Advisors, LP (collectively, “Pharmakon”), that provides for up to a $175.0 million senior secured term loan consisting of two tranches that each mature on April 6, 2028. The initial tranche of $75.0 million was drawn upon execution of the loan agreement. The second tranche of $50.0 million will be available at the Company’s option upon the achievement of positive top-line data from the Company’s confirmatory MIRASOL trial and a net sales threshold for ELAHERE. This tranche may be increased to $100.0 million upon mutual agreement of the parties. In consideration of the cash received pursuant to the term loan facility, the Company’s current capital resources, and anticipated sales of ELAHERE based on sales to date, the Company has concluded that the factors which previously raised substantial doubt about its ability to continue as a going concern no longer exist as of the issuance date of these financial statements. The Company currently believes that its existing capital resources and cash from anticipated sales of ELAHERE will be sufficient to fund its operational expenses and capital expenditures for more than twelve months after the date these financial statements were issued.

The Company expects to generate additional funds through a combination of commercial sales of ELAHERE, equity or other financings, such as royalty financing transactions, additional debt pursuant to the current term loan facility, and revenues from collaborations, including upfront license payments, milestone payments, royalty payments, and research funding, to support its planned operating activities; however, such activities may not succeed. The failure of the Company to generate sufficient funds on acceptable terms could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, clinical and/or commercial projects.

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

B.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The consolidated financial statements include all of the adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the Company’s financial position in accordance with accounting principles generally accepted in the U.S. for interim financial information. The December 31, 2022 consolidated balance sheet presented for comparative purposes was derived from the Company’s audited financial statements, and certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reported periods. The results of the interim periods are not necessarily indicative of the results for the entire year. Accordingly, the interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2023 are consistent with those discussed in Note B to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Revenue Recognition

Transaction Price Allocated to Future Performance Obligations

Deferred revenue under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), Revenue from Contracts with Customers (ASC 606), represents the portion of the transaction price received under various contracts attributed to performance obligations that have not been satisfied (or have been partially satisfied) and includes the portion of the transaction price for certain arrangements attributed to unexercised contract options that are considered material rights. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $47.5 million. The Company expects to recognize revenue on approximately 28%, 70%, and 2% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively; however, the timing of recognition may vary due to such factors as the amount and timing of future sales of KADCYLA®, the timing of exercise of contract options considered to be material rights, or termination of existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract assets and contract liabilities during the three months ended March 31, 2023 and 2022 (in thousands):

	Balance at				Balance at
	December 31, 2022	Additions	Deductions	Impact of Netting	March 31, 2023
Contract liabilities (deferred revenue)	$50,211	$—	$(2,712)	$—	$47,499

	Balance at				Balance at
	December 31, 2021	Additions	Deductions	Impact of Netting	March 31, 2022
Contract asset	$3,000	$—	$—	$—	$3,000
Contract liabilities (deferred revenue)	$92,068	$3,803	$(25,760)	$—	$70,111

The Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$2,712	$25,760

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

During the three months ended March 31, 2023, the Company received an upfront payment of $15.0 million pursuant to a multi-target license and option agreement executed with Vertex Pharmaceuticals Incorporated (Vertex) which was recorded as license and milestone fee revenue in the current period, further details of which can be found in Note C, “Collaboration and License Agreements.” The Company also recognized $2.7 million of previously deferred non-cash royalty revenue related to the sale of rights to KADCYLA royalties, further details of which can be found in Note F, “Liability Related to Sale of Future Royalties.”

During the three months ended March 31, 2022, pursuant to the Company’s license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong), upon delivery of clinical materials, the Company recognized as license and milestone fee revenue $21.6 million of the $28.5 million remaining deferred revenue balance as of December 31, 2021 related to the $45.0 million of upfront and development milestone payments previously received. Additionally, pursuant to a license agreement executed with Eli Lilly and Company (Lilly), during the three months ended March 31, 2022, the Company received an upfront payment of $13.0 million, of which $9.2 million was recognized as license and milestone fee revenue and the remainder deferred, further details of which can be found in Note C, “Collaboration and License Agreements.” The Company also recognized $4.1 million of previously deferred non-cash royalty revenue related to the sale of rights to KADCYLA® royalties, further details of which can be found in Note F, “Liability Related to Sale of Future Royalties,” and recognized $0.1 million of license and milestone fee revenue related to numerous collaborators’ rights to technological improvements that had been previously deferred.

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, the Company does not believe it is exposed to significant risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of March 31, 2023 and December 31, 2022. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2023, and December 31, 2022, the Company held $201.2 million and $275.1 million, respectively, in cash and money market funds, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $0.2 million and $0.3 million of accrued capital expenditures as of March 31, 2023 and December 31, 2022, respectively, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

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

As of March 31, 2023 and December 31, 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis. The fair value of the Company’s cash equivalents is based on quoted prices from active markets (Level 1 inputs). The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled receivables, non-cash royalty receivable, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature.

Accounts Receivable

Accounts receivable arise from product sales and amounts due from the Company’s collaboration partners. The amount from product sales represents amounts due from specialty distributors and specialty pharmacy providers in the U.S. The Company monitors economic conditions and the financial performance and credit worthiness of its counterparties to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay based on the composition of its accounts receivable, considering past events, current economic conditions, and reasonable and supportable forecasts about the future economic conditions. The contractual life of accounts receivable is generally short-term. Amounts determined to be uncollectible are charged or written-off against the reserve. For the three months ended March 31, 2023 and 2022, the Company did not record any expected credit losses related to outstanding accounts receivable.

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

The Company performs an assessment of the recoverability of capitalized inventories during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of sales in the consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. There were no expenses recorded for excess inventory or other impairments during the three months ended March 31, 2023. There was no inventory held by the Company during the three months ended March 31, 2022.

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

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for options and unvested restricted stock are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock/units at end of period	39,064	27,012
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock/units	1,098	1,981

The Company’s common stock equivalents have not been included in the net loss per share calculation because their effect is anti-dilutive due to the Company’s net loss position.

Stock-Based Compensation

As of March 31, 2023, the Company was authorized to grant future awards under three employee share-based compensation plans, which are the ImmunoGen, Inc. Amended and Restated 2018 Employee, Director and Consultant Equity Incentive Plan (the 2018 Plan), the Employee Stock Purchase Plan (the ESPP), and the ImmunoGen Inducement Equity Incentive Plan (the Inducement Plan). At the annual meeting of shareholders on June 15, 2022, the 2018 Plan was amended to provide for the issuance of stock grants, the grant of options, and the grant of stock-based awards for up to an additional 13,000,000 shares of the Company’s common stock, as well as up to 28,742,013 shares of common stock, which represent the number of shares of common stock remaining under the 2018 Plan as of April 1, 2022, and awards previously granted under the 2018 Plan and the Company’s former stock-based plans, including the ImmunoGen, Inc. 2016 and 2006 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to April 1, 2022. The Inducement Plan was approved by the Board of Directors in December 2019, and pursuant to subsequent amendments, provides for the issuance of non-qualified option grants for up to 13,500,000 shares of the Company’s common stock. Options awarded under the two plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant under each of these plans.

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

	Three Months Ended March 31,
	2023	2022
Dividend	None	None
Volatility	82.3%	83.0%
Risk-free interest rate	3.65%	1.81%
Expected life (years)	5.6	6.0

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the three months ended March 31, 2023 and 2022 were $3.26 and $3.78 per share, respectively.

A summary of option activity under the Company’s equity plans for the three months ended March 31, 2023 is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2022	33,126	$5.76
Granted	4,757	4.62
Exercised	(16)	2.31
Forfeited/Canceled	(763)	5.60
Outstanding at March 31, 2023	37,104	$5.61

In 2020, the Company issued 2.6 million performance-based stock options to certain employees with vesting conditioned upon the achievement of specified performance goals. In 2022, 75% of the 2.6 million performance-based stock options vested upon achievement of specified performance goals and 12.5% were forfeited. There was no stock-based compensation recorded during the three months ended March 31, 2023 and 2022 related to these options. The fair value of the remaining unvested performance-based stock options that could be expensed in future periods is $1.3 million.

A summary of restricted stock unit activity under the Company’s equity plans for the three months ended March 31, 2023 is presented below (in thousands, except weighted-average data):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2022	138	$5.45
Granted	1,824	4.65
Forfeited	(2)	4.66
Unvested at March 31, 2023	1,960	$4.71

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

Stock compensation expense related to stock options and restricted stock unit awards granted under the stock plans and the ESPP was $6.9 million and $4.2 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the estimated fair value of unvested employee awards was $72.4 million. The weighted-average remaining vesting period for these awards is approximately three years.

Segment Information

During all periods presented, the Company continued to operate in one reportable business segment under the management approach of ASC 280, Segment Reporting, which is the business of development and commercialization of ADCs for the treatment of cancer.

During the three months ended March 31, 2023, 59% of revenues were generated from net U.S. sales of ELAHERE to four specialty distributors and specialty pharmacy providers, and 30% and 10% of revenues were generated from agreements with Vertex and Roche, respectively, compared to 59%, 24% and 17% of revenue from agreements with Huadong, Lilly, and Roche, respectively, during the three months ended March 31, 2022. There were no other customers of the Company that generated significant revenues in the three months ended March 31, 2023 and 2022.

Recently Adopted Accounting Pronouncements

There were no recently issued or effective FASB Accounting Standards Updates (ASUs) that had, or are expected to have, a material effect on the Company's results of operations, financial condition, or liquidity.

C.Collaboration and License Agreements

The Company has numerous collaboration and license agreements with third parties. These agreements typically provide the licensee with rights to use the Company’s ADC platform technology with the licensee’s antibodies or related targeting vehicles to a defined target to develop products. The licensee is generally responsible for the development, clinical testing, manufacturing, registration, and commercialization of any resulting product candidate. As part of these agreements, the Company is generally entitled to receive upfront fees, potential milestone payments, royalties on the sales of any resulting products, and research and development funding based on activities performed at our collaborative partner’s request. See below for details regarding the Company’s collaboration and license agreements with activity in the financial statement periods presented.

Vertex

In February 2023, the Company entered into a multi-target license and option agreement with Vertex, pursuant to which the Company granted Vertex rights to the Company’s ADC technology to research and evaluate ADCs directed to specified targets, with an option to obtain worldwide exclusive development and commercialization licenses to a specified number of targets (each, an Option and, collectively, the Options) before the end of the research term. Under the terms of the agreement, the Company received a non-refundable upfront payment of $15.0 million, reflecting the initial research targets selected by Vertex. During the research term, Vertex also has the right to select additional research targets in exchange for an additional license fee per target. In addition, upon exercise of each Option by Vertex, the Company will be eligible to receive up to approximately $337.0 million per target in potential option exercise fees and milestone payments based on the achievement of pre-specified development, regulatory, and sales-based milestones. With respect to each target that Vertex exercises an Option, the Company will also be eligible to receive tiered royalties, on a product-by-product basis, as a percentage of worldwide annual net sales by Vertex, its affiliates and sublicensees, based on certain net sales thresholds. Vertex is responsible for all costs related to the research and development of the compounds during the research term and commercialization of any ensuing products.

The Company evaluated the agreement and determined it was within the scope of ASC 606. The Company determined the promised goods and services included a license to use the Company’s intellectual property and know-how to research, manufacture, and evaluate products related to each of the initial research targets selected by Vertex during the research term. The Company determined that the agreement has a single performance obligation for these promised goods and services.

The Options to obtain exclusive development and commercialization licenses and the right to select additional research targets during the research term do not represent a material right as the fees associated with each option are at or above the standalone selling price. Accordingly, upon exercise, these Options will be accounted for as a separate arrangement.

The transaction price related to the single performance obligation was determined to consist of the upfront payment of $15.0 million.

The transfer of intellectual property and know-how to Vertex to allow Vertex to derive benefit from the license over the research term was completed during the three months ended March 31, 2023. As such, the Company’s performance obligation was satisfied, and the Company recognized $15.0 million of license and milestone fee revenue during the three months ended March 31, 2023.

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

The transfer of intellectual property and know-how to Lilly to allow for Lilly to derive benefit from the initial and additional target licenses was completed during the three months ended March 31, 2022. As such, during 2022 the Company recognized $18.4 million of license and milestone fee revenue related to the portion of the transaction price allocated to the initial and additional target licenses, of which $9.2 million was recorded during the three months ended March 31, 2022. The $7.6 million allocated to the material rights to obtain licenses to replacement targets is included in long-term deferred revenue as of March 31, 2023 and will be recognized when the right is either exercised or expires.

Huadong

In October 2020, the Company entered into a collaboration and license agreement with Huadong. The collaboration and license agreement grants Huadong an exclusive, royalty-bearing, and sublicensable right to develop and commercialize ELAHERE (the Licensed Product) in the People’s Republic of China, Hong Kong, Macau, and Taiwan (collectively, Greater China). The Company retains exclusive rights to the Licensed Product outside of Greater China. Under the terms of the collaboration and license agreement, the Company received a non-refundable upfront payment of $40.0 million with the potential for approximately $265.0 million in development, regulatory, and sales-based milestone payments. In addition, the Company is entitled to receive tired royalties ranging from low double digits to high teens as a percentage of commercial sales of the licensed product, if approved, by Huadong in Greater China, subject to adjustment in specified circumstances. To date, the Company has received $15.0 million in milestone payments.

The Company determined that revenue related to the agreement would be recognized as the clinical supply of the Licensed Product is delivered to Huadong, estimated to be completed over approximately two years. Accordingly, based on clinical supply delivered to Huadong during the three months ended March 31, 2022, the Company recorded $21.6 million of the remaining $28.5 million of deferred revenue as of December 31, 2021 related to $45.0 million of upfront and development milestone payments previously received.

Roche

In 2000, the Company granted Genentech, now a unit of Roche, an exclusive development and commercialization license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC, KADCYLA, in the U.S., Japan, the European Union, and numerous other countries. In accordance with the Company’s revenue recognition policy, $4.8 million and $6.4 million of non-cash royalties on net sales of KADCYLA were recognized and included in non-cash royalty revenue for the three months ended March 31, 2023 and 2022, respectively. The Company sold its rights to receive royalty payments on the net sales of KADCYLA through two separate transactions in 2015 and 2019. Following the 2019 transaction, OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, is entitled to receive all of these royalties.

For additional information related to these agreements, as well as the Company’s other collaboration and license agreements, please read Note C, “Collaboration and License Agreements,” to the audited financial statements included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

D.Product Revenue Reserves and Allowances

In November 2022, the FDA granted accelerated approval for ELAHERE for the treatment of adult patients with FRα positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens. The Company recorded net product revenue of $29.5 million from U.S. sales of ELAHERE during the three months ended March 31, 2023.

The following table summarizes activity in each of the product revenue reserve and allowance categories for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Beginning balance at January 1	$313	$—
Provision related to sales in the current period	4,144	—
Credits and payments made	(1,533)	—
Ending balance at March 31	$2,924	$—

E.Inventory

Capitalized inventory consists of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$15,983	$15,952
Work in process	639	—
Finished goods	283	244
Total Inventory	$16,905	$16,196

F.	Liability Related to Sale of Future Royalties

In 2015, Immunity Royalty Holdings, L.P. (IRH) purchased the right to receive 100% of the royalty payments on commercial sales of KADCYLA arising under the Company’s development and commercialization license with Genentech, until IRH had received aggregate royalties equal to $235.0 million or $260.0 million, depending on when the aggregate royalties received by IRH reached a specified milestone. Once the applicable threshold was met, the Company would thereafter have received 85% and IRH would have received 15% of the KADCYLA royalties for the remaining royalty term. At consummation of the transaction, the Company received cash proceeds of $200 million. As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented net of the liability in the accompanying consolidated balance sheet and are being amortized to interest expense over the estimated life of the royalty purchase agreement. Although the Company sold its rights to receive royalties from the sales of KADCYLA, as a result of its ongoing involvement in the cash flows related to these royalties, the Company continues to account for these royalties as revenue and recorded the $200.0 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that is being amortized using the interest method over the estimated life of the royalty purchase agreement.

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of KADCYLA to OMERS for a payment of $65.2 million (amount is net of $1.5 million in broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold to IRH as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as deferred revenue and is being amortized as the royalty revenue related to the residual rights is earned using the units of revenue approach. During the second quarter of 2021, the aggregate royalty threshold was met and, in accordance with the Company’s revenue recognition policy, $2.7 million and $4.1 million of revenue related to the residual rights was recorded and is included in non-cash royalty revenue for the three months ended March 31, 2023 and 2022, respectively. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company continues to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the three-month period ended March 31, 2023 (in thousands):

Three Months Ended
March 31, 2023
Liability related to sale of future royalties, net — beginning balance	$32,108
Proceeds from sale of future royalties, net	—
KADCYLA royalty payments received and paid	(3,553)
Non-cash interest expense recognized	853
Liability related to sale of future royalties, net — ending balance	$29,408

The Company receives royalty reports and royalty payments related to sales of KADCYLA from Roche one quarter in arrears. As royalties are remitted to OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the agreement. The sum of these amounts less the $200 million proceeds the Company received from IRH will be recorded as interest expense over the life of the Royalty Obligation. The Company’s estimate of this total interest expense has resulted in an imputed annual interest rate of 10.5% since inception, and a current imputed interest rate of 10.0% as of March 31, 2023. The Company periodically assesses the estimated royalty payments to IRH/OMERS, and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Roche, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of KADCYLA are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from KADCYLA, all of which would result in a reduction of non-cash royalty revenues and non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of KADCYLA are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

G.	Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

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

As of March 31, 2023, the Company determined a provision for income tax was not required for the calendar year ended December 31, 2023.

H.	Capital Stock

Pre-Funded Warrants

Pursuant to transactions completed in 2021, the Company issued pre-funded warrants to purchase up to an aggregate of 21,434,782 and 11,363,636 shares of the Company’s common stock to RA Capital and Redmile Group, LLC, respectively. The per share exercise price of the pre-funded warrants is $0.01. RA Capital and Redmile Group, LLC are each considered related parties pursuant to ASC 850, Related Party Disclosures.

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

Compensation Policy for Non-Employee Directors

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors are granted restricted stock units (RSUs) upon initial election to the Board of Directors and annually thereafter. Initial and annual RSUs vest annually over approximately three years and one year from the date of grant, respectively, contingent upon the individual remaining a director of ImmunoGen as of each vesting date. The number of RSUs awarded is fixed per the policy on the date of the award. All unvested RSUs will automatically vest immediately prior to the occurrence of a change of control or in the event a director ceases to serve as a member of the Board due to death or disability. Directors can elect to defer or re-defer RSU awards under the Company’s 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, as amended.

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors also receive stock option awards upon initial election to the Board of Directors and annually thereafter. The directors received a total of approximately 321,622 and 352,000 options in 2022 and 2021, respectively, and the related compensation expense for the three months ended March 31, 2023 and 2022 is included in the amounts discussed in the “Stock-Based Compensation” section of Note B above.

I.	Leases

The Company currently has one real estate lease for the rental of approximately 120,000 square feet of laboratory and office space at 830 Winter Street, Waltham, Massachusetts through March 2026. In 2020, the Company executed four subleases for approximately 65,000 square feet of this space in the aggregate through the remaining initial term of the lease. During 2022, in order to reclaim laboratory and office space, the Company modified two of its sublease agreements to terminate the subleases early in January 2023. As a result of the sublease terminations, during the three months ended March 31, 2023 the Company recorded sublease income, inclusive of the sublessees’ proportionate share of operating expenses and real estate taxes for the period, of $0.8 million compared to $1.2 million during the three months ended March 31, 2022.

There have been no material changes in lease obligations from those disclosed in Note K, “Leases,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

J.         Commitments and Contingencies

Manufacturing Commitments

As of March 31, 2023, the Company had noncancelable obligations under several agreements related to in-process and future manufacturing of antibody, drug substance, and cytotoxic agents required for supply of the Company’s product candidates totaling $22.3 million. Additionally, pursuant to commercial agreements for future production of antibody, our noncancelable commitments total $46.7 million at March 31, 2023.

Litigation

The Company is not a party to any material litigation.

K.Related Party Transactions

Stuart A. Arbuckle serves as the chief operating officer at Vertex and has served as a member of the Company’s board of directors since 2018. In February 2023, the Company entered into a multi-target license and option agreement with Vertex, pursuant to which the Company granted Vertex rights to the Company’s ADC technology to research and evaluate ADCs to specified targets, further details of which can be found in Note C, “Collaboration and License Agreements.”

The Company’s chief executive officer has served as a director on the board of directors of Ergomed PLC since June 2021. During the three months ended March 31, 2022, the Company executed agreements with Ergomed Clinical Research, Inc. and PrimeVigilance USA, Inc., subsidiaries of Ergomed PLC, for clinical trial and pharmacovigilance-related services. Ergomed Clinical Research, Inc. and PrimeVigilance USA, Inc. are each considered related parties pursuant to ASC 850, Related Party Disclosures. During the three months ended March 31, 2023, the Company made payments totaling $1.3 million to Ergomed Clinical Research, Inc. No similar payments were made during the three months ended March 31, 2022. Payments made pursuant to the agreement with PrimeVigilance USA, Inc. during the three months ended March 31, 2023 and 2022 were not material to the Company’s consolidated statement of operations.

L.Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2023, up through the date the Company issued these financial statements. On April 6, 2023, the Company entered into an agreement with BioPharma Credit PLC as collateral agent, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon Advisors, LP (collectively, Pharmakon), as lenders and the guarantors party to the agreement. The loan agreement provides for up to a $175.0 million senior secured term loan consisting of two tranches that each mature on April 6, 2028. The initial tranche of $75.0 million was drawn upon execution of the loan agreement. The second tranche of $50.0 million will be available at the Company’s option upon the achievement of positive top-line data from the Company’s confirmatory MIRASOL trial and a net sales threshold for ELAHERE. This tranche may be increased to $100.0 million upon mutual agreement of the parties. The term loan bears interest at a rate based upon the secured overnight financing rate (SOFR), subject to a SOFR floor of 2.75% per annum, plus 8.00% per annum. Payments will be interest-only for the first 36 months with an extension of 12 months if certain conditions are met, after which ratable principal payments will commence for the remainder of the term. The loan agreement contains customary affirmative and negative covenants for transactions of this type and includes certain customary events of default. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the loan agreement. The term loan is secured by a perfected security interest on substantially all of the Company’s assets, excluding certain products and related intellectual property and contracts that are not related to ELAHERE.

The Company did not have any other material subsequent events.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial statements and the notes thereto included elsewhere in this report, and the consolidated financial statements and notes thereto for the year ended December 31, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

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

We believe that sound execution of these prioritized activities has the potential to create substantial short-and long-term value for shareholders, employees, patients, and other stakeholders in the Company.

ELAHERE (Mirvetuximab Soravtansine)

Approval and Launch

ELAHERE is a first-in-class ADC targeting folate receptor alpha (FRα), a cell-surface protein over-expressed in a number of epithelial tumors, including ovarian, endometrial, and non-small-cell lung cancers. On November 14, 2022, the FDA granted accelerated approval for ELAHERE for the treatment of adult patients with FRα positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens. The accelerated approval of ELAHERE was based on efficacy and safety outcomes from SORAYA, a single-arm trial of ELAHERE in patients with platinum-resistant ovarian cancer whose tumors express high levels of FRα. Continued approval may be contingent upon verification and description of clinical benefit in a confirmatory trial. Patients eligible for treatment with ELAHERE are selected by the VENTANA FOLR1 (FOLR1-2.1) RxDx Assay developed by Roche Tissue Diagnostics, which was also approved by the FDA on November 14, 2022. We completed the build-out of our U.S. commercial infrastructure in 2022 and initiated sales in the U.S. in November 2022.

Ongoing Development

In addition to SORAYA, we are conducting MIRASOL, a randomized Phase 3 clinical trial designed to support full approval of ELAHERE. In July 2022, we completed enrollment in MIRASOL and expect to report top-line data from this trial in early May 2023. If the MIRASOL trial is successful, we plan to submit a marketing authorisation application for approval of ELAHERE for the treatment of adult patients with FRα positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens to the EMA in the second half of 2023. Additionally, our partner, Huadong, expects to submit a biologics license application to the National Medical Products Administration (NMPA) of China for ELAHERE in the same indication in the second half of 2023 to support potential approval and launch of ELAHERE in Greater China in 2024.

Beyond platinum-resistant ovarian cancer, our strategy is to move ELAHERE into platinum-sensitive disease, and to position the product as the combination agent of choice in ovarian cancer. To this end, in January 2023, we completed patient enrollment in PICCOLO, a single-arm trial of ELAHERE monotherapy in later-line FRα positive platinum-sensitive patients, and plan to report on the primary endpoint before the end of 2023. We have also generated encouraging data in recurrent platinum-sensitive disease with the combination of ELAHERE plus carboplatin and are supporting investigator sponsored trials (ISTs) with this combination in a single-arm trial in the neoadjuvant setting and in a randomized trial comparing ELAHERE combined with carboplatin to standard of care in patients with recurrent platinum-sensitive disease. We also continued enrollment in the single-arm Phase 2 trial (0420) of this combination followed by ELAHERE continuation in FRα-low, medium, and high patients with platinum-sensitive disease. Results from this trial and our ongoing ISTs will inform a path to the potential registration for ELAHERE plus carboplatin and, in parallel, could support compendia listing for this combination. Finally, we have initiated GLORIOSA, a randomized Phase 3 trial of ELAHERE plus bevacizumab maintenance in FRα-high recurrent platinum-sensitive disease that we believe could support label expansion.

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

A Type B meeting was held in August 2022 regarding the initial data from the CADENZA trial. Based on FDA feedback on trial design provided in this meeting, the efficacy analysis will be conducted in de novo BPDCN patients with CR (complete response)/CRc (clinical complete response) as the primary endpoint and the key secondary endpoint of duration of CR/CRc. We will enroll up to 20 de novo patients for purposes of the efficacy analysis. We will also continue to enroll PCHM patients in CADENZA to further evaluate PVEK in this population. The Company expects to report top-line data on the primary and key secondary endpoints in 2024.

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

Other Pipeline Programs

We continue to advance our earlier-stage pipeline programs. IMGC936 is an ADC in co-development with MacroGenics, Inc. that is designed to target ADAM9, an enzyme over-expressed in a range of solid tumors and implicated in tumor progression and metastasis. IMGC936 incorporates a number of innovations, including antibody engineering to extend half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker and payload designed for improved stability and bystander activity. Phase 1 dose escalation was completed and expansion cohorts in non–small cell lung cancer (NSCLC) and triple-negative breast cancer initiated in the second half of 2022. Since then, we have prioritized the NSCLC cohort and the Company expects to provide an update after an interim analysis.

IMGN151 is our next generation anti-FRα product candidate in development. This ADC integrates innovation in each of its components, which we believe may enable IMGN151 to address patient populations with lower levels of FRα expression, including tumor types outside of ovarian cancer. We began enrollment in a Phase 1 clinical trial evaluating IMGN151 in patients with recurrent endometrial cancer and recurrent, high-grade serous epithelial ovarian, primary peritoneal, or fallopian tube cancers in January 2023.

We have selectively licensed restricted access to our ADC platform technology to other companies to expand the use of our technology and to provide us with cash to fund our own product programs. These agreements typically provide the licensee with rights to use our ADC platform technology with its antibodies or related targeting vehicles to a defined target to develop products. The licensee is generally responsible for the development, clinical testing, manufacturing, registration, and commercialization of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, potential milestone payments, and royalties on the sales of any resulting products. For more information concerning these relationships, including their ongoing financial and accounting impact on our business, please read Note C, “Collaboration and License Agreements,” to our consolidated financial statements included in this report.

We expect to continue to incur substantial operating losses for at least the near term as we incur significant operating expenses related to research and development and selling and marketing of ELAHERE. As of March 31, 2023, we had $201.2 million in cash and cash equivalents compared to $275.1 million as of December 31, 2022.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

Managing the impact of the COVID-19 pandemic

Since the first quarter of 2020, although we have experienced some delays or disruptions due to the COVID-19 pandemic, we have successfully continued to move our clinical trials forward while adapting to meet the evolving challenges of the pandemic. We implemented business continuity plans in March 2020 that enabled our workforce to remain productive while working from home until mid-September 2021, at which time our workforce returned to the office. From a regulatory perspective, since the beginning of the pandemic, we have received timely reviews of our submissions to the FDA and other health authorities covering our clinical trial applications. From a manufacturing and supply chain perspective, we believe we have sufficient inventory on hand for all of our ongoing and near-term clinical trials and to support the continued commercialization of ELAHERE. COVID-19 may impact our commercial activities for ELAHERE, including patient access to testing and identification; in that event, we would conduct commercial and medical affairs field activities in virtual formats where in-person interactions are not feasible.

RESULTS OF OPERATIONS

Revenues

For the three months ended March 31, 2023, our total revenues increased $11.8 million compared to the three months ended March 31, 2022, driven by net product sales of ELAHERE in the current period, partially offset by decreases in license and milestone fees and non-cash royalty revenue. See further discussion below.

Product revenue, net

On November 14, 2022, the FDA granted accelerated approval for ELAHERE for the treatment of adult patients with FRα positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens. We recorded $29.5 million of net product revenue related to U.S. sales of ELAHERE in the three months ended March 31, 2023.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees recognized may vary significantly from quarter to quarter and year to year. License and milestone fee revenue decreased $15.9 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Driving the decrease, during the three months ended March 31, 2022, we recorded as revenue $21.6 million of previously received and deferred payments pursuant to our license agreement with Huadong and $9.2 million of a $13.0 million upfront payment received pursuant to a multi-target license agreement executed with Lilly in February 2022, which did not recur in the three months ended March 31, 2023. During the three months ended March 31, 2023, we received and recorded as revenue a $15.0 million upfront payment pursuant to a multi-target license and option agreement executed with Vertex in February 2023.

Non-cash royalty revenue related to the sale of future royalties

KADCYLA® is a marketed ADC resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of KADCYLA from Roche one quarter in arrears. We sold our rights to receive royalty payments on the net sales of KADCYLA through two separate transactions in 2015 and 2019. In accordance with our revenue recognition policy, $4.8 million of non-cash royalties on net sales of KADCYLA were recorded and included in non-cash royalty revenue for the three months ended March 31, 2023 compared to $6.4 million in non-cash royalty revenue recorded for the three months ended March 31, 2022. See further details regarding these agreements in Note F, “Liability Related to Sale of Future Royalties,” of the Consolidated Financial Statements.

Cost of Sales

Our cost of sales includes the cost of producing and distributing inventories that are related to product revenue, including freight. In addition, shipping and handling costs for product shipments are recorded as incurred. Finally, cost of sales may also include costs related to excess or obsolete inventory adjustment charges.

Prior to receiving FDA accelerated approval for ELAHERE in November 2022, we manufactured inventory to be sold upon commercialization and recorded the costs as research and development expense. As a result, the manufacturing costs related to the inventory manufactured prior to receiving FDA accelerated approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended March 31, 2023. We estimate our cost of sales related to product revenue as a percentage of net product revenue will continue to be positively affected as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to utilize zero and low-cost inventory for an extended period of time.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands):

	Three Months Ended
	March 31,		Increase/
Research and Development Expenses	2023	2022	(Decrease)
Research	$1,358	$—	$1,358
Preclinical and clinical testing	38,320	31,495	6,825
Process and product development	2,919	1,461	1,458
Manufacturing operations	9,023	11,326	(2,303)
Total research and development expenses	$51,620	$44,282	$7,338

Research

Research includes expenses to evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents. Such expenses include third-party license fees, research funding payments, and contract services. Pursuant to a research collaboration agreement executed with Oxford BioTherapeutics Ltd. in June 2022, we recognized $1.2 million of committed research costs in the three months ended March 31, 2023. No similar expenses were recorded in the three months ended March 31, 2022.

Preclinical and clinical testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own, and, in certain instances, our collaborators’ product candidates, regulatory activities, the cost of clinical trials, and expenses related to medical affairs. Such expenses include the costs of personnel, third-party staffing, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. In the three months ended March 31, 2023, preclinical and clinical testing expenses increased by $6.8 million compared to the three months ended March 31, 2022, due primarily to costs related to increased headcount to support the advancement of ELAHERE, including an expanded medical affairs team, and an increase in clinical trial costs driven by our ELAHERE, PVEK, and IMGN151 trials.

Process and product development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, third-party staffing, contract services, and facility expenses. In the three months ended March 31, 2023, process and product development expenses increased by $1.5 million compared to the three months ended March 31, 2022, due primarily to increased personnel-related costs and third-party contract services related to advancing early-stage programs.

Manufacturing operations

Manufacturing operations expense includes costs to have preclinical and clinical materials manufactured for our product candidates and quality control and quality assurance activities. Such expenses include personnel, third-party staffing, raw materials for our preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, and facility expenses. In the three months ended March 31, 2023, manufacturing operations expense decreased by $2.3 million compared to the three months ended March 31, 2022, due primarily to greater raw materials produced for use in the manufacture and sale of ELAHERE in the prior year period, which were expensed where produced prior to FDA accelerated approval, partially offset by increases in personnel-related costs and external manufacturing activity across our other internal programs.

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

In the three months ended March 31, 2023, selling, general and administrative expenses increased by $23.4 million compared to the three months ended March 31, 2022 due primarily to greater expenses in support of advancing the U.S. launch of ELAHERE, including personnel-related costs and sales and marketing activities.

Investment income

Investment income for the three months ended March 31, 2023 and 2022 was $2.2 million and $0.1 million, respectively. The increase in 2023 was driven by a significant increase in interest rates.

Non-cash interest expense on liability related to the sale of future royalties

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of KADCYLA arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold in 2015. As described in Note F, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as KADCYLA royalties are remitted directly to the purchaser. During the three months ended March 31, 2023, we recorded $0.9 million of non-cash interest expense which includes amortization of deferred financing costs, compared to $1.3 million recorded in the three months ended March 31, 2022. The decrease was a result of a lower average royalty liability balance for the period.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our cash and cash equivalents, working capital, and shareholders’ equity as of March 31, 2023 and December 31, 2022, and cash flow activities for the three months ended March 31, 2023 and 2022 (in thousands):

	As of
	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$201,249	$275,138
Working capital	142,235	182,263
Shareholders’ equity	121,918	155,826

	Three Months Ended March 31,
	2023	2022
Cash used for operating activities	$(73,719)	$(41,402)
Cash used for investing activities	(209)	(307)
Cash provided by financing activities	39	620

Cash flows

We require cash to fund our operating expenses, including the advancement of our clinical programs and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and convertible debt financings in private and public markets and payments from our collaborators, including license fees, milestone payments, research funding, and royalties, and more recently, through commercial sales of ELAHERE. We have also monetized our rights to receive royalties on KADCYLA for upfront consideration. As of March 31, 2023, we had $201.2 million in cash and cash equivalents. Net cash used for operations was $73.7 million and $41.4 million for the three months ended March 31, 2023 and 2022, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, adjusted for non-cash items.

Net cash used for investing activities was $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, consisting of cash outflows for capital expenditures in both periods.

Net cash provided by financing activities was $39,000 and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, consisting of proceeds from the exercise of stock options.

In April 2023, we entered into a loan agreement with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon Advisors, LP (collectively, Pharmakon) which provides for up to a $175.0 million senior secured term loan consisting of two tranches that each mature on April 6, 2028. The initial tranche of $75.0 million was drawn upon execution of the loan agreement, resulting in proceeds net of fees and expenses of approximately $72.0 million. The second tranche of $50.0 million will be available at our option upon the achievement of positive top-line data from our confirmatory MIRASOL trial and a net sales threshold for ELAHERE. This tranche may be increased to $100.0 million upon mutual agreement of the parties. The term loan bears interest at a rate based upon the secured overnight financing rate (SOFR), subject to a SOFR floor of 2.75% per annum, plus 8.00% per annum. Payments will be interest-only for the first 36 months with an extension of 12 months if certain conditions are met, after which ratable principal payments will commence for the remainder of the term.

Future Capital Requirements

We have significant future capital requirements including:

●	significant expected operating expenses to commercialize ELAHERE;
●	significant expected operating expenses to conduct research and development activities and to potentially commercialize our portfolio;
●	noncancelable in-process and future manufacturing obligations, including commercial supply of ELAHERE; and
●	substantial facility lease obligations as described in Note K, “Leases,” included in our Annual Report on Form 10-K for the year ended December 31, 2022, and as described in Note I, “Leases,” included in this Quarterly Report on Form 10-Q.

We anticipate that our current capital resources will enable us to meet our operational expenses and capital requirements for more than twelve months after the date of this report. We expect to generate additional funds through a combination of commercial sales of ELAHERE, equity or other financings, such as royalty financing transactions, additional debt pursuant to the current term loan facility, and revenues from collaborations, including upfront license payments, milestone payments, royalty payments, and research funding, to support our planned operating activities; however, such activities may not succeed. The failure to generate sufficient funds on acceptable terms could have a material adverse effect on our business, results of operations, and financial condition and require us to defer or limit some or all of our research, development, clinical, and/or commercial projects, including trials to support potential label expansion of ELAHERE.

Recent Accounting Pronouncements

The information set forth under Note B, “Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in this report under the caption “Recently Adopted Accounting Pronouncements” is incorporated herein by reference.

Third-Party Trademarks

KADCYLA® is a registered trademark of Genentech, Inc.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023. There have been no material changes to our market risks, or to our management of such risks, as set forth in such Annual Report on Form 10-K.

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

(b)	Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2023, we implemented certain internal controls in connection with product revenue. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition, or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, other than the risk factors included below. We may, however, disclose changes to such risk factors, or disclose additional risk factors, from time to time in our future filings with the SEC.

Unfavorable global economic conditions, as well as regional conflicts, could adversely affect our business, financial condition, and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global economy has experienced extreme volatility and disruptions, including significant volatility in commodity and market prices, declines in consumer confidence, declines in economic growth, supply chain interruptions, uncertainty about economic stability, and inflation. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if financial institutions experience adverse developments, it may cause short-term liquidity risk. Unfavorable economic conditions could result in a variety of risks to our business, including demand and pricing for our products, difficulty in forecasting our financial results, and our ability to raise additional capital when needed and on acceptable terms. A weak or declining economy could also strain our suppliers, possibly resulting in supply chain disruptions. These and other economic factors or regional conflicts could adversely affect our business and results of operations.

We have outstanding indebtedness in the form of a term loan and may incur additional indebtedness in the future, which could adversely affect our financial position and prevent us from implementing our business strategy.

In April 2023, we entered into a loan agreement with certain funds managed by Pharmakon Advisors, LP, which provides for a term loan facility for up to $175.0 million. The loan agreement contains customary affirmative and negative covenants for this transaction type, including certain restrictions on the ability to incur indebtedness and grant liens or security interests on assets, which could impose significant restrictions on our ability to operate and engage in acts that may be in our long-term best interest. The term loan is also secured by a perfected security interest on substantially all of the Company’s assets, excluding certain products and related intellectual property and contracts that are not related to ELAHERE. A breach of any of the covenants or clauses under the loan agreement could result in a default under the loan agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable. In addition, if we are unable to pay our obligations under the loan agreement, the lenders could proceed against the collateral granted to them, which could restrict our ability to commercialize ELAHERE and adversely affect our business and results of operations. Our ability to pay principal or interest on the loan agreement depends on our future performance, which is subject to economic, financial, competitive, and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy any obligations under the loan agreement or under any future indebtedness we may incur. If we are unable to generate such cash flow, we may be required to delay, restrict, or eliminate all or a portion of our development programs or commercialization efforts or obtain additional financing on terms that may be onerous or highly dilutive. If we do not meet our debt obligations, it could materially adversely affect our business and results of operations.

ITEM 6.      Exhibits

Exhibit No.		Description
10.1	*	License and Option Agreement dated as of February 28, 2023 by and between ImmunoGen, Inc. and Vertex Pharmaceuticals Incorporated
10.2	*

Loan Agreement, dated as of April 6, 2023, by and among ImmunoGen, Inc. as the borrower, and certain subsidiaries of the Company party thereto from time to time, as guarantors, BPCR Limited Partnership, as a lender, BioPharma Credit Investments V (Master) LP, as a lender, and BioPharma Credit PLC, as collateral agent for the lenders

31.1		Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certifications of the principal executive officer and the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the quarterly report on Form 10-Q of ImmunoGen, Inc. for the quarter ended March 31, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

ImmunoGen, Inc.

Date: April 28, 2023	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2023	By:	/s/ Renee Lentini
Renee Lentini
Vice President - Finance, Chief Accounting Officer, and Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)