Form 10-Q
period 2023-06-30
ImmunoGen, Inc.
filed 2023-07-31
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Shares of common stock, par value $.01 per share: 248,943,426 shares outstanding as of July 25, 2023.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

Item		Page Number
	Part I
	Financial Information
1.	Financial Statements (Unaudited)	2

1a.	Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	2

1b.	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022	3

1c.	Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2023 and March 31, 2023 and the three months ended March 31, June 30, September 30, and December 31, 2022	4

1d.	Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022	5

1e.	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosures about Market Risk	27

4.	Controls and Procedures	27

	Part II
	Other Information
1A.	Risk Factors	28

5.	Other Information	28

6.	Exhibits	30

	Signatures	31

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Additionally, these forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties, and other factors are described in detail in the “Risk Factors” section and in other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 1, 2023, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and as updated and/or supplemented in subsequent filings with the SEC. The forward-looking statements contained herein represent our views as of the date of this Form 10-Q. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	June 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$571,987	$275,138
Accounts receivable	75,360	12,596
Unbilled receivable	1,717	1,531
Non-cash royalty receivable	2,887	3,851
Inventory	3,233	—
Prepaid and other current assets	14,089	11,005
Total current assets	669,273	304,121
Property and equipment, net of accumulated depreciation	3,776	4,377
Operating lease right-of-use assets	8,997	10,231
Inventory, net of current portion	17,981	16,196
Other assets	14,300	14,011
Total assets	$714,327	$348,936
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$18,441	$45,353
Accrued compensation	10,734	11,111
Other accrued liabilities	36,292	38,783
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $143 and $162, respectively	9,512	8,659
Current portion of operating lease liability	4,334	4,096
Current portion of deferred revenue	14,389	13,856
Total current liabilities	93,702	121,858
Senior secured term loan, net	71,957	—
Deferred revenue, net of current portion	30,217	36,355
Operating lease liability, net of current portion	8,920	11,148
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $136 and $205, respectively	18,389	23,449
Other long-term liabilities	300	300
Total liabilities	223,485	193,110
Commitments and contingencies (Note K)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; 22 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $.01 par value; authorized 600,000 shares; 248,712 and 226,046 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,374	2,260
Additional paid-in capital	2,227,802	1,847,638
Accumulated deficit	(1,739,334)	(1,694,072)
Total shareholders’ equity	490,842	155,826
Total liabilities and shareholders’ equity	$714,327	$348,936

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$77,371	$—	$106,915	$—
License and milestone fees	40	6,973	15,071	37,865
Non-cash royalty revenue related to the sale of future royalties	5,742	7,116	10,581	13,544
Research and development support	—	73	455	831
Total revenues	83,153	14,162	133,022	52,240
Cost and operating expenses:
Cost of sales	909	—	1,535	—
Research and development	50,077	51,422	101,697	95,704
Selling, general and administrative	36,356	23,793	76,372	40,441
Total cost and operating expenses	87,342	75,215	179,604	136,145
Loss from operations	(4,189)	(61,053)	(46,582)	(83,905)
Interest income	5,223	590	7,392	644
Interest expense on term loan	(3,318)	—	(3,318)	—
Non-cash interest expense on liability related to the sale of future royalties and term loan	(1,079)	(1,078)	(1,932)	(2,327)
Other (expense) income, net	(8)	(480)	55	(578)
Net loss before income taxes	(3,371)	(62,021)	(44,385)	(86,166)
Income tax expense	877	—	877	—
Net loss	(4,248)	(62,021)	(45,262)	(86,166)
Basic and diluted net loss per common share	$(0.02)	$(0.24)	$(0.17)	$(0.34)
Basic and diluted weighted-average common shares outstanding	263,446	253,336	261,160	253,263

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

In thousands

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	220,361	$2,204	$1,794,525	$(1,471,143)	$325,586
Net loss	—	—	—	—	—	(24,145)	(24,145)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	173	1	619	—	620
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—
Restricted stock units vested	—	—	2	—	—	—	—
Stock option and restricted stock compensation expense	—	—	—	—	4,196	—	4,196
Directors’ deferred share unit compensation	—	—	—	—	211	—	211
Balance at March 31, 2022	—	$—	220,536	$2,205	$1,799,551	$(1,495,288)	$306,468
Net loss	—	—	—	—	—	(62,021)	(62,021)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	108	1	410	—	411
Stock option and restricted stock compensation expense	—	—	—	—	4,760	—	4,760
Directors’ deferred share unit compensation	—	—	—	—	213	—	213
Balance at June 30, 2022	—	$—	220,644	$2,206	$1,804,934	$(1,557,309)	$249,831
Net loss	—	—	—	—	—	(77,755)	(77,755)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	107	2	447	—	449
Stock option and restricted stock compensation expense	—	—	—	—	5,336	—	5,336
Directors’ deferred share unit compensation	—	—	—	—	146	—	146
Balance at September 30, 2022	—	$—	220,751	$2,208	$1,810,863	$(1,635,064)	$178,007
Net loss	—	—	—	—	—	(59,008)	(59,008)
Issuance of common stock, net of issuance costs	—	—	5,167	51	25,596	—	25,647
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	103	1	423	—	424
Stock option and restricted stock compensation expense	—	—	—	—	10,610	—	10,610
Restricted stock units vested	—	—	25	—	—	—	—
Directors’ deferred share unit compensation	—	—	—	—	146	—	146
Balance at December 31, 2022	—	$—	226,046	$2,260	$1,847,638	$(1,694,072)	$155,826
Net loss	—	—	—	—	—	(41,014)	(41,014)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	16	1	38	—	39
Stock option and restricted stock compensation expense	—	—	—	—	6,916	—	6,916
Directors’ deferred share unit and common stock compensation	—	—	8		151	—	151
Balance at March 31, 2023	—	$—	226,070	$2,261	$1,854,743	$(1,735,086)	$121,918
Net loss	—	—	—	—	—	(4,248)	(4,248)
Issuance of common stock, net of issuance costs	—	—	29,900	299	350,534	—	350,833
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	3,234	32	14,874	—	14,906
Issuance of common stock pursuant to pre-funded warrant exchange	—	—	11,357	—	—	—	—
Issuance of Series A Preferred Stock in exchange for common stock	22	—	(21,853)	(218)	218	—	—
Stock option and restricted stock compensation expense	—	—	—	—	7,281	—	7,281
Directors’ deferred share unit and common stock compensation	—	—	4	—	152	—	152
Balance at June 30, 2023	22	$—	248,712	$2,374	$2,227,802	$(1,739,334)	$490,842

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Six Months Ended
	June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(45,262)	$(86,166)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(5,036)	(5,590)
Non-cash interest expense on liability related to sale of future royalties	1,793	2,327
Non-cash interest expense on amortization of debt discount and issuance costs	139	—
Depreciation and amortization	875	931
Stock and deferred share unit compensation	14,500	9,380
Change in operating assets and liabilities:
Accounts receivable	(62,764)	3,558
Unbilled receivable	(186)	471
Inventory	(5,018)	—
Contract asset	—	3,000
Prepaid and other current assets	(3,084)	(6,777)
Operating lease right-of-use assets	1,234	1,031
Other assets	(289)	(3,965)
Accounts payable	(26,899)	(1,249)
Accrued compensation	(377)	(509)
Other accrued liabilities	(2,491)	12,643
Deferred revenue	(5,605)	(32,821)
Operating lease liability	(1,990)	(1,657)
Net cash used for operating activities	(140,460)	(105,393)
Cash flows from investing activities:
Purchases of property and equipment	(287)	(514)
Net cash used for investing activities	(287)	(514)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	14,945	1,031
Proceeds from term loan, net of $3,182 of issuance costs	71,818	—
Proceeds from common stock issuance, net of $493 of transaction costs	350,833	—
Net cash provided by financing activities	437,596	1,031
Net change in cash and cash equivalents	296,849	(104,876)
Cash and cash equivalents, beginning of period	275,138	478,750
Cash and cash equivalents, end of period	$571,987	$373,874
Supplemental cash flow information:
Cash paid during the year for interest	$2,318	$—
Cash paid during the year for taxes	$77	$—

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $45.3 million during the six months ended June 30, 2023, and had an accumulated deficit of approximately $1.7 billion as of June 30, 2023. To date, the Company has funded these losses through payments received from its collaborations, equity, convertible debt, and other financings, such as royalty financing transactions and a term loan facility, and, more recently, through commercial sales of ELAHERE. Management expects to continue to generate substantial operating losses for at least the near term as the Company incurs significant operating expenses related to research and development and selling and marketing of ELAHERE.

At June 30, 2023, the Company had $572.0 million of cash and cash equivalents on hand. The Company currently believes that its existing capital resources will be sufficient to fund its operating expenses and capital expenditures for more than twelve months after the date these financial statements were issued. The Company expects to generate additional funds through a combination of commercial sales of ELAHERE and revenues from collaborations, including upfront license payments, milestone payments, royalty payments, and research funding, to support its planned operating activities; however, such activities may not succeed. If such activities are not successful, the Company may be required to seek additional funding through equity or other financings. The failure of the Company to generate sufficient funds from commercial sales of ELAHERE and collaborations or obtain additional funding through equity or other financings on acceptable terms could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, clinical, and/or commercial projects.

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

Significant Accounting Policies

There were no changes to significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2023 from those discussed in Note B to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Revenue Recognition

Transaction Price Allocated to Future Performance Obligations

Deferred revenue under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), Revenue from Contracts with Customers (ASC 606), represents the portion of the transaction price received under various contracts attributed to performance obligations that have not been satisfied (or have been partially satisfied) and includes the portion of the transaction price for certain arrangements attributed to unexercised contract options that are considered material rights. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $44.6 million. The Company expects to recognize revenue on approximately 32%, 66%, and 2% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively; however, the timing of recognition may vary due to such factors as the amount and timing of future sales of KADCYLA®, the timing of exercise of contract options considered to be material rights, or termination of existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract assets and contract liabilities during the six months ended June 30, 2023 and 2022 (in thousands):

	Balance at				Balance at
	December 31, 2022	Additions	Deductions	Impact of Netting	June 30, 2023
Contract liabilities (deferred revenue)	$50,211	$—	$(5,605)	$—	$44,606

	Balance at				Balance at
	December 31, 2021	Additions	Deductions	Impact of Netting	June 30, 2022
Contract asset	$3,000	$—	$(3,000)	$—	$—
Contract liabilities (deferred revenue)	$92,068	$3,803	$(36,624)	$—	$59,247

The Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$2,893	$10,864	$5,605	$36,624

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

During the six months ended June 30, 2023, the Company received an upfront payment of $15.0 million pursuant to a multi-target license and option agreement executed with Vertex Pharmaceuticals Incorporated (Vertex) which was recorded as license and milestone fee revenue in the current period, further details of which can be found in Note C, “Collaboration and License Agreements.” The Company also recognized $5.5 million of previously deferred non-cash royalty revenue related to the sale of rights to KADCYLA royalties, further details of which can be found in Note F, “Liability Related to Sale of Future Royalties,” and recognized $0.1 million of license and milestone fee revenue related to numerous collaborators’ rights to technological improvements that had been previously deferred.

During the six months ended June 30, 2022, pursuant to the Company’s license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong), upon delivery of clinical materials in the six months ended June 30, 2022, the Company recognized as license and milestone fee revenue the remaining $28.5 million of the deferred revenue balance as of December 31, 2021 related to the $45.0 million of upfront and development milestone payments previously received. Additionally, pursuant to a license agreement executed with Eli Lilly and Company (Lilly), during the six months ended June 30, 2022, the Company received an upfront payment of $13.0 million, of which $9.2 million was recognized as license and milestone fee revenue and the remainder deferred. The Company also recognized $8.0 million of previously deferred non-cash royalty revenue related to the sale of rights to KADCYLA royalties and recognized $0.2 million of license and milestone fee revenue related to numerous collaborators’ rights to technological improvements that had been previously deferred.

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, the Company does not believe it is exposed to significant risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of June 30, 2023 and December 31, 2022. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company held $572.0 million and $275.1 million, respectively, in cash and money market funds, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $0.3 million of accrued capital expenditures as of both June 30, 2023 and December 31, 2022, which have been treated as a non-cash investing activity and, accordingly, are not reflected in the consolidated statement of cash flows.

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

As of June 30, 2023 and December 31, 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis. The fair value of the Company’s cash equivalents is based on quoted prices from active markets (Level 1 inputs). The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled receivables, non-cash royalty receivable, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature.

As of June 30, 2023, the estimated fair value and gross carrying amount of the term loan was $80.9 million and $75.0 million, respectively. The Company’s disclosed fair value of the term loan falls into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

Accounts Receivable

Accounts receivable arise from product sales and amounts due from the Company’s collaboration partners. The amount from product sales represents amounts due from specialty distributors and specialty pharmacy providers in the U.S. The Company monitors economic conditions and the financial performance and credit worthiness of its counterparties to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay based on the composition of its accounts receivable, considering past events, current economic conditions, and reasonable and supportable forecasts about the future economic conditions. The contractual life of accounts receivable is generally short-term. Amounts determined to be uncollectible are charged or written off against the reserve. For the three and six months ended June 30, 2023 and 2022, the Company did not record any expected credit losses related to outstanding accounts receivable.

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

The Company performs an assessment of the recoverability of capitalized inventories during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of sales in the consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. There were no expenses recorded for excess inventory or other impairments during the three and six months ended June 30, 2023. There was no inventory held by the Company during the three and six months ended June 30, 2022.

Debt issuance costs and debt discount

Debt issuance costs and debt discounts are presented on the accompanying consolidated balance sheets as a direct reduction from the carrying value of the debt and are amortized to interest expense over the term of the related debt using the effective interest method. See Note G, “Senior Secured Term Loan” for further discussion related to long-term debt.

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period. Shares of the Company’s common stock, par value $.01 per share, underlying pre-funded warrants are included in the calculation of basic and diluted earnings per share. Shares of the Company’s Series A Convertible Preferred Stock and shares underlying pre-funded warrants participate in any dividends that may be declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted average common shares and participating securities (the two-class method). During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted loss per share is computed after giving consideration to the dilutive effect of stock options and restricted stock units that are outstanding during the period, except where such non-participating securities would be antidilutive. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and restricted stock units (using the “treasury stock” method), and Series A Convertible Preferred Stock (using the “if-converted” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted net loss per common share was antidilutive for any potentially issuable shares of common stock from the conversion of stock options, restricted stock units, and Series A Convertible Preferred Stock and, as such, have been excluded from the calculation.

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for options and unvested restricted stock units and the if-converted method for the Series A Convertible Preferred Stock, are shown in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock units at end of period	35,890	29,528	35,890	29,528
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock units	12,603	958	6,215	1,306
Common stock equivalents under if-converted method for Series A Convertible Preferred Stock	21,853	—	21,853	—

Stock-Based Compensation

As of June 30, 2023, the Company was authorized to grant future awards under three employee share-based compensation plans, which are the ImmunoGen, Inc. Amended and Restated 2018 Employee, Director and Consultant Equity Incentive Plan (the 2018 Plan), the Employee Stock Purchase Plan (the ESPP), and the ImmunoGen Inducement Equity Incentive Plan (the Inducement Plan). At the annual meeting of shareholders on June 15, 2022, the 2018 Plan was amended to provide for the issuance of stock grants, the grant of options, and the grant of stock-based awards for up to an additional 13,000,000 shares of the Company’s common stock, as well as up to 28,742,013 shares of common stock, which represent the number of shares of common stock remaining under the 2018 Plan as of April 1, 2022, and awards previously granted under the 2018 Plan and the Company’s former stock-based plans, including the ImmunoGen, Inc. 2016 and 2006 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to April 1, 2022. The Inducement Plan was approved by the Board of Directors in December 2019, and pursuant to subsequent amendments, provides for the issuance of non-qualified option grants for up to 13,500,000 shares of the Company’s common stock. Options awarded under the two plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant under each of these plans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividend	None	None	None	None
Volatility	82.3%	83.4%	82.3%	83.1%
Risk-free interest rate	3.55%	3.00%	3.64%	2.18%
Expected life (years)	5.6	6.0	5.6	6.0

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the three months ended June 30, 2023 and 2022 were $4.69 and $3.12 per share, respectively, and $3.38 and $3.57 for options granted during the six months ended June 30, 2023 and 2022, respectively.

A summary of option activity under the Company’s equity plans for the six months ended June 30, 2023 is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2022	33,126	$5.76
Granted	5,221	4.80
Exercised	(2,987)	4.65
Forfeited/Canceled	(1,574)	5.40
Outstanding at June 30, 2023	33,786	$5.72

In 2020, the Company issued 2.6 million performance-based stock options to certain employees with vesting conditioned upon the achievement of specified performance goals. In 2022, 75% of the 2.6 million performance-based stock options vested upon achievement of specified performance goals and 12.5% were forfeited. There was no stock-based compensation recorded during the three or six months ended June 30, 2023 related to these stock options. The fair value of the remaining unvested performance-based stock options that could be expensed in future periods is $1.3 million.

A summary of restricted stock unit activity under the Company’s equity plans for the six months ended June 30, 2023 is presented below (in thousands, except weighted-average data):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2022	138	$5.45
Granted	2,083	4.88
Forfeited	(117)	4.66
Unvested at June 30, 2023	2,104	$4.93

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

Stock compensation expense related to stock options and restricted stock unit awards granted under the stock plans and the ESPP was $7.3 million and $14.2 million during the three and six months ended June 30, 2023, respectively, compared to $4.8 million and $9.0 million for the three and six months ended June 30, 2022, respectively. The increase in stock compensation expense is primarily due to significant growth in personnel in the second half of 2022. As of June 30, 2023, the estimated fair value of unvested employee awards was $65.8 million. The weighted-average remaining vesting period for these awards is approximately three years.

Segment Information

During all periods presented, the Company continued to operate in one reportable business segment under the management approach of ASC 280, Segment Reporting, which is the business of development and commercialization of ADCs for the treatment of cancer.

During the three months ended June 30, 2023, 93% of revenues were generated from net U.S. sales of ELAHERE to four specialty distributors and specialty pharmacy providers, and 7% of revenues were generated from an agreement with Roche, compared to agreements with Roche and Huadong each representing 50% of revenues during the three months ended June 30, 2022. During the six months ended June 30, 2023, 80% of revenues were generated from net U.S. sales of ELAHERE to four specialty distributors and specialty pharmacy providers, and 11% and 8% of revenues were generated from agreements with Vertex and Roche, respectively, compared to 56%, 26% and 17% from agreements with Huadong, Roche, and Lilly, respectively, during the six months ended June 30, 2022. There were no other customers of the Company that generated significant revenues in the three and six months ended June 30, 2023 and 2022.

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

The transaction price related to the single performance obligation was determined to consist of the upfront payment of $15.0 million. The transfer of intellectual property and know-how to Vertex to allow Vertex to derive benefit from the license over the research term was completed during the three months ended March 31, 2023. As such, the Company’s performance obligation was satisfied, and the Company recognized $15.0 million of license and milestone fee revenue during the six months ended June 30, 2023.

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

The transfer of intellectual property and know-how to Lilly to allow for Lilly to derive benefit from the initial and additional target licenses was completed during the three months ended March 31, 2022. As such, during 2022 the Company recognized $18.4 million of license and milestone fee revenue related to the portion of the transaction price allocated to the initial and additional target licenses, of which $9.2 million was recorded during the six months ended June 30, 2022. The $7.6 million allocated to the material rights to obtain licenses to replacement targets is included in long-term deferred revenue as of June 30, 2023 and will be recognized when the right is either exercised or expires.

Huadong

In October 2020, the Company entered into a collaboration and license agreement with Huadong. The collaboration and license agreement grants Huadong an exclusive, royalty-bearing, and sublicensable right to develop and commercialize ELAHERE (the Licensed Product) in the People’s Republic of China, Hong Kong, Macau, and Taiwan (collectively, Greater China). The Company retains exclusive rights to the Licensed Product outside of Greater China. Under the terms of the collaboration and license agreement, the Company received a non-refundable upfront payment of $40.0 million with the potential for approximately $265.0 million in development, regulatory, and sales-based milestone payments. In addition, the Company is entitled to receive tiered royalties ranging from low double digits to high teens as a percentage of commercial sales of the licensed product, if approved, by Huadong in Greater China, subject to adjustment in specified circumstances. To date, the Company has received $15.0 million in milestone payments.

The Company determined that revenue related to the agreement would be recognized as the clinical supply of the Licensed Product is delivered to Huadong, estimated to be completed over approximately two years. Accordingly, based on clinical supply delivered to Huadong during the six months ended June 30, 2022, the Company recorded the remaining $28.5 million of deferred revenue as of December 31, 2021 related to $45.0 million of upfront and development milestone payments previously received.

Roche

In 2000, the Company granted Genentech, now a unit of Roche, an exclusive development and commercialization license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC, KADCYLA, in the U.S., Japan, the European Union, and numerous other countries. In accordance with the Company’s revenue recognition policy, $10.6 million and $13.5 million of non-cash royalties on net sales of KADCYLA were recognized and included in non-cash royalty revenue for the six months ended June 30, 2023 and 2022, respectively. The Company sold its rights to receive royalty payments on the net sales of KADCYLA through two separate transactions in 2015 and 2019. Following the 2019 transaction, OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, is entitled to receive all of these royalties.

For additional information related to these agreements, as well as the Company’s other collaboration and license agreements, please read Note C, “Collaboration and License Agreements,” to the audited financial statements included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

D.Product Revenue Reserves and Allowances

In November 2022, the FDA granted accelerated approval for ELAHERE for the treatment of adult patients with FRα positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens. The Company recorded net product revenue of $77.4 million and $106.9 million from U.S. sales of ELAHERE during the three and six months ended June 30, 2023, respectively.

The following table summarizes activity in each of the product revenue reserve and allowance categories as of June 30, 2023 and 2022, respectively. (in thousands):

	June 30,	June 30,
	2023	2022
Beginning balance at January 1	$313	$—
Provision related to sales in the current period	16,758	—
Credits and payments made	(11,500)	—
Ending balance at June 30	$5,571	$—

E.Inventory

Capitalized inventory consists of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$17,981	$15,952
Work in process	2,161	—
Finished goods	1,072	244
Total inventory	$21,214	$16,196

F.	Liability Related to Sale of Future Royalties

In 2015, Immunity Royalty Holdings, L.P. (IRH) purchased the right to receive 100% of the royalty payments on commercial sales of KADCYLA arising under the Company’s development and commercialization license with Genentech, until IRH had received aggregate royalties equal to $235.0 million or $260.0 million, depending on when the aggregate royalties received by IRH reached a specified milestone. Once the applicable threshold was met, the Company would thereafter have received 85% and IRH would have received 15% of the KADCYLA royalties for the remaining royalty term. At consummation of the transaction, the Company received cash proceeds of $200.0 million. As part of this sale, the Company incurred $5.9 million of transaction costs, which are presented net of the liability in the accompanying consolidated balance sheet and are being amortized to interest expense over the estimated life of the royalty purchase agreement. Although the Company sold its rights to receive royalties from the sales of KADCYLA, as a result of its ongoing involvement in the cash flows related to these royalties, the Company continues to account for these royalties as revenue and recorded the $200.0 million in proceeds from this transaction as a liability related to sale of future royalties (Royalty Obligation) that is being amortized using the interest method over the estimated life of the royalty purchase agreement.

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of KADCYLA to OMERS for a payment of $65.2 million (amount is net of $1.5 million in broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold to IRH as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as deferred revenue and is being amortized as the royalty revenue related to the residual rights is earned using the units of revenue approach. During the second quarter of 2021, the aggregate royalty threshold was met and, in accordance with the Company’s revenue recognition policy, $5.5 million and $8.0 million of revenue related to the residual rights was recorded and is included in non-cash royalty revenue for the six months ended June 30, 2023 and 2022, respectively. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company continues to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the six-month period ended June 30, 2023 (in thousands):

Six Months Ended
June 30, 2023
Liability related to sale of future royalties, net — beginning balance	$32,108
Proceeds from sale of future royalties, net	—
KADCYLA royalty payments received and paid	(6,000)
Non-cash interest expense recognized	1,793
Liability related to sale of future royalties, net — ending balance	$27,901

The Company receives royalty reports and royalty payments related to sales of KADCYLA from Roche one quarter in arrears. As royalties are remitted to OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the agreement. The sum of these amounts less the $200.0 million proceeds the Company received from IRH will be recorded as interest expense over the life of the Royalty Obligation. The Company’s estimate of this total interest expense has resulted in an imputed annual interest rate of 10.5% since inception, and a current imputed interest rate of 12.1% as of June 30, 2023. The Company periodically assesses the estimated royalty payments to IRH/OMERS, and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Roche, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of KADCYLA are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from KADCYLA, all of which would result in a reduction of non-cash royalty revenues and non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of KADCYLA are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

G.	Senior Secured Term Loan

On April 6, 2023, the Company entered into a loan agreement with BioPharma Credit PLC as collateral agent, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon Advisors, LP (collectively, Pharmakon), as lenders and the guarantors party to the agreement. The loan agreement provides for up to a $175.0 million senior secured term loan consisting of two tranches that each mature on April 6, 2028. The initial tranche of $75.0 million was drawn upon execution of the loan agreement. The second tranche of $50.0 million is available at the Company’s option through March 31, 2024 and may be increased to $100.0 million upon mutual agreement of the parties. The term loan bears interest at a rate based upon the secured overnight financing rate (SOFR), subject to a SOFR floor of 2.75% per annum, plus 8.00% per annum. Payments will be interest-only for the first 36 months with an extension of 12 months if certain conditions are met, after which ratable principal payments will commence for the remainder of the term. Net proceeds from the initial tranche of the term loan, after deducting the lenders fees and transaction costs of $3.2 million, were $71.8 million.

The loan agreement permits voluntary prepayment at any time, subject to a prepayment premium. The loan agreement also includes a make-whole premium in the event of a voluntary prepayment, a prepayment due to a change in control or acceleration following an Event of Default (as defined in the loan agreement) on or prior to the three-year anniversary of the closing date, in each case in an amount equal to foregone interest from the date of prepayment through the three-year anniversary of the closing date. A change of control also triggers a mandatory prepayment of the term loan.

The loan agreement contains affirmative and negative covenants customary for transactions of this type and includes certain customary events of default. The Company was in compliance with all such covenants at June 30, 2023.

The term loan is secured by a perfected security interest on substantially all of the Company’s assets, excluding certain products and related intellectual property and contracts that are not related to ELAHERE.

The Company assessed all terms and features of the loan agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the loan agreement, including put and call features. The Company determined that all features of the loan agreement were either clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company's financial statements. The Company reassesses the features on a quarterly basis to determine if they require separate accounting.

The following table presents the carrying value of the Company’s term loan balance as of June 30, 2023 (in thousands):

June 30, 2023
Principal loan balance	$75,000
Debt discount and issuance costs, unamortized	(3,043)
Term loan, net	$71,957

During the three and six months ended June 30, 2023, the Company recognized interest expense related to the term loan of $2.3 million. Additionally, given the Company’s current capital and expected sales of ELAHERE, the Company determined the likelihood of drawing the second tranche of $50.0 million to be remote, and as such, recorded a $1.0 million facility fee that is owed to the lender regardless of whether the additional funding is drawn as interest expense for the three and six months ended June 30, 2023.

H.	Income Taxes

The liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of June 30, 2023, the Company has a full valuation allowance applied against its deferred tax assets.

As part of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), beginning with the 2022 tax year, the Company is required to capitalize research and development expenses, as defined under Internal Revenue Code Section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over five years, and expenses that are incurred for research and experimentation outside the U.S. will be amortized over 15 years.

As of June 30, 2023, although the Company expects to be in a taxable loss position for the calendar year ended December 31, 2023, the Company determined a provision for income tax was required due largely to the impact of research and development expense capitalization pursuant to Section 174 of the 2017 Tax Act, and as such, recorded income tax expense of $0.8 million during the three and six months ended June 30, 2023.

I.	Capital Stock

Pre-Funded Warrants

Pursuant to transactions completed in 2021, the Company issued pre-funded warrants to purchase up to an aggregate of 21,434,782 and 11,363,636 shares of the Company’s common stock to RA Capital Healthcare Fund, L.P. (RA Capital) and Redmile Group, LLC (Redmile), respectively. The per share exercise price of the pre-funded warrants is $.01. RA Capital and Redmile are each considered related parties pursuant to ASC 850, Related Party Disclosures.

The pre-funded warrants’ fundamental transaction provision does not provide the warrant holders with the option to settle any unexercised warrants for cash in the event of any fundamental transactions; rather, in all fundamental transaction scenarios, the warrant holder will only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the shareholders of the Company in connection with the fundamental transaction, whether that consideration be in the form of cash, stock, or any combination thereof. The pre-funded warrants also include a separate provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 9.99% of the Company’s common stock. This threshold is subject to the holder’s rights under the pre-funded warrants to increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to the Company.

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

In June 2023, Redmile completed a cashless exercise in full of its outstanding pre-funded warrant to purchase 11,357,272 shares of the Company’s common stock.

Series A Convertible Preferred Stock

On May 1, 2023, the Company entered into an exchange agreement with RA Capital pursuant to which RA Capital exchanged 21,853,000 shares of the Company’s common stock for 21,853 shares of newly designated Series A Convertible Preferred Stock, par value $.01 per share (the Series A Preferred Stock).

Each share of the Series A Preferred Stock is convertible into 1,000 shares of the Company’s common stock at the option of the holder at any time until the tenth anniversary of the issuance of the Series A Preferred Stock, at which time the Series A Preferred Stock will automatically convert to the Company’s common stock. In addition, the Company has the right to request the conversion of the Series A Preferred Stock into the Company’s common stock in certain circumstances. The conversion of the Series A Preferred Stock into common stock is subject to certain limitations, including that the holder will be prohibited from converting Series A Preferred Stock into the Company’s common stock if, as a result of such conversion, the holder (together with its affiliates and any other persons whose beneficial ownership of the Company’s common stock would be aggregated with the holder for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) would beneficially own a number of shares of the Company’s common stock above a conversion blocker, which is initially set at 9.99% (the Conversion Blocker) of the Company’s total common stock then issued and outstanding immediately following the conversion of such shares of Series A Preferred Stock. Holders of the Series A Preferred Stock are permitted to increase or decrease the Conversion Blocker to an amount not to exceed 19.99% upon 61 days’ prior notice from the holder to the Company.

Shares of Series A Preferred Stock will have no voting rights, except as required by law and except that the affirmative vote of the holders of the then outstanding Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock, increase the number of authorized shares of Series A Preferred Stock, or enter into an agreement with respect to any of the foregoing. The holders of the Series A Preferred Stock are entitled to receive a nominal preference of $0.001 per share of Series A Preferred Stock upon the liquidation, dissolution, or winding up of the Company (the Liquidation Preference) before any payments are made or any assets are distributed to holders of the Company’s common stock. However, if the amount payable to holders of the Company’s common stock upon the Company’s liquidation, dissolution, or winding up is greater than the Liquidation Preference on a per share basis, then the holders of the Series A Preferred Stock will instead receive, on a per-share and as-converted basis, the same assets that are distributed to holders of the Company’s common stock. In the event of certain fundamental transactions, including a merger, holders of the Series A Preferred Stock will automatically receive, as consideration for the Series A Preferred Stock, the same kind and amount of securities, cash, or property as the holders of the Series A Preferred Stock would have been entitled to receive had the holders of the Series A Preferred Stock instead held the Company’s common stock immediately prior to the occurrence of the fundamental transaction, subject to certain exceptions.

The Company evaluated the Series A Preferred Stock for liability or equity classification under ASC 480, “Distinguishing Liabilities from Equity,” and determined that equity treatment was appropriate because the Preferred Stock did not meet the definition of a liability under ASC 480. The Series A Preferred Stock is not redeemable for cash or other assets on a fixed or determinable date or at the option of the holder. Additionally, as noted above, upon the liquidation of the Company or in the event of a fundamental transaction, such as a merger or acquisition, the holders of the Series A Preferred Stock will receive the same assets that are distributed to the holders of the Company’s common stock. As such, the Company recorded the Series A Preferred Stock as permanent equity.

Compensation Policy for Non-Employee Directors

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors are granted restricted stock units (RSUs) upon initial election to the Board of Directors and annually thereafter. Initial and annual RSUs vest annually over approximately three years and one year from the date of grant, respectively, contingent upon the individual remaining a director of ImmunoGen as of each vesting date. The number of RSUs awarded is fixed per the policy on the date of the award. All unvested RSUs will automatically vest immediately prior to the occurrence of a change of control or in the event a director ceases to serve as a member of the Board due to death or disability. Directors can elect to defer or re-defer RSU and/or deferred share unit (DSU) awards under the Company’s 2004 Non-Employee Director Compensation and Deferred Share Unit Plan, as amended. The directors received a total of approximately 105,000 RSUs in June 2023. Prior to 2023, non-employee directors were granted DSUs with similar vesting to the RSUs.

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors also receive stock option awards upon initial election to the Board of Directors and annually thereafter. The directors received a total of approximately 157,000 and 322,000 options in 2023 and 2022, respectively. Compensation expense related to stock options and RSUs for the three and six months ended June 30, 2023 and 2022 is included in the amounts discussed in the “Stock-Based Compensation” section of Note B above.

In addition, pursuant to the Compensation Policy for Non-Employee Directors, as amended, the Company may issue the Company’s common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. The directors received a total of 11,750 shares of the Company’s common stock in lieu of cash in 2023. Prior to 2023, directors could not elect to receive the Company’s common stock in lieu of cash.

J.	Leases

The Company currently has one real estate lease for the rental of approximately 120,000 square feet of laboratory and office space at 830 Winter Street, Waltham, Massachusetts through March 2026. In 2020, the Company executed four subleases for approximately 65,000 square feet of this space in the aggregate through the remaining initial term of the lease. During 2022, in order to reclaim laboratory and office space, the Company modified two of its sublease agreements to terminate the subleases early in January 2023. As a result of the sublease terminations, during the six months ended June 30, 2023, the Company recorded sublease income, inclusive of the sublessees’ proportionate share of operating expenses and real estate taxes for the period, of $1.6 million compared to $2.2 million during the six months ended June 30, 2022.

There have been no material changes in lease obligations from those disclosed in Note K, “Leases,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

K.         Commitments and Contingencies

Manufacturing Commitments

As of June 30, 2023, the Company had noncancelable obligations under several agreements related to in-process and future manufacturing of antibody, drug substance, and cytotoxic agents required for supply of the Company’s product candidates totaling $33.2 million. Additionally, pursuant to commercial agreements for future production of antibody, the Company’s noncancelable commitments total $47.3 million at June 30, 2023.

Litigation

The Company is not a party to any material litigation.

L.Related Party Transactions

In May 2023, the Company entered into an exchange agreement with RA Capital pursuant to which RA Capital agreed to exchange 21,853,000 shares of the Company’s common stock for 21,853 shares of newly designated Series A Convertible Preferred Stock. No cash was exchanged related to the transaction. Further details of the agreement can be found in Note I, “Capital Stock.”

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

The Company’s chief executive officer has served as a director on the board of directors of Ergomed PLC since June 2021. During the six months ended June 30, 2022, the Company executed agreements with Ergomed Clinical Research, Inc. and PrimeVigilance USA, Inc., subsidiaries of Ergomed PLC, for clinical trial and pharmacovigilance-related services. Ergomed Clinical Research, Inc. and PrimeVigilance USA, Inc. are each considered related parties pursuant to ASC 850, Related Party Disclosures. During the six months ended June 30, 2023 and 2022, the Company made payments totaling $3.1 million and $3.0 million, respectively, to Ergomed Clinical Research, Inc. During the six months ended June 30, 2023 and 2022, the Company made payments totaling $0.7 million and $0.1 million, respectively, to PrimeVigilance USA, Inc.

M.Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2023, up through the date the Company issued these financial statements. The Company did not have any material subsequent events.

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

Ongoing Development

In May 2023, we reported positive top-line data from MIRASOL, a randomized Phase 3 clinical trial designed to support full approval of ELAHERE. MIRASOL demonstrated:

●	A statistically significant and clinically meaningful improvement in progression-free survival (PFS) by investigator assessment compared to investigators’ choice (IC) chemotherapy, with a hazard ratio of 0.65 (p<0.0001), which represents a 35% reduction in the risk of tumor progression or death in the mirvetuximab arm compared to the IC chemotherapy arm. The median PFS in the mirvetuximab arm was 5.62 months, compared to 3.98 months in the IC chemotherapy arm.
●	A statistically significant and clinically meaningful improvement in overall survival (OS) compared to IC chemotherapy. With 204 OS events reported as of March 6, 2023, the median OS was 16.46 months in the mirvetuximab arm, compared to 12.75 months in the IC chemotherapy arm, with a hazard ratio (HR) of 0.67, p=0.0046. This represents a 33% reduction in the risk of death in the ELAHERE arm in comparison to the IC chemotherapy arm.
●	The objective response rate (ORR) by investigator assessment in the ELAHERE arm was 42.3%, including 12 complete responses (CRs), compared to 15.9%, with no CRs, in the IC chemotherapy arm.

In the fourth quarter of 2023, we plan to submit a Marketing Authorisation Application (MAA) to the European Medicines Agency (EMA) to support approval of ELAHERE in Europe for the treatment of adult patients with FRα positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens. In the fourth quarter of 2023, we also plan to submit a supplemental Biologics License Application (sBLA) to the FDA to support the conversion of the accelerated approval of ELAHERE to full approval. Additionally, our partner, Huadong, expects to submit an MAA to the National Medical Products Administration (NMPA) of China for ELAHERE in the same indication by the end of 2023 to support potential approval and launch of ELAHERE in Greater China.

Beyond platinum-resistant ovarian cancer, our strategy is to move ELAHERE into platinum-sensitive disease, and to position the product as the combination agent of choice in ovarian cancer. To this end, in January 2023, we completed patient enrollment in PICCOLO, a single-arm trial of ELAHERE monotherapy in later-line FRα positive platinum-sensitive patients, and plan to report on the primary endpoint before the end of 2023. We have also generated encouraging data in recurrent platinum-sensitive disease with the combination of ELAHERE plus carboplatin and are supporting investigator sponsored trials (ISTs) with this combination in a single-arm trial in the neoadjuvant setting and in a randomized trial comparing ELAHERE combined with carboplatin to standard of care in patients with recurrent platinum-sensitive disease. We continued enrollment in our single-arm Phase 2 trial (0420) of this combination followed by ELAHERE continuation in FRα-low, medium, and high patients with platinum-sensitive disease. Results from this trial and our ongoing ISTs will inform a path to the potential registration for ELAHERE plus carboplatin and, in parallel, could support compendia listing for this combination. Lastly, in the second quarter of 2023, we enrolled the first patient in GLORIOSA, a randomized Phase 3 trial of ELAHERE plus bevacizumab maintenance in FRα-high recurrent platinum-sensitive disease that we believe could support label expansion.

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

A Type B meeting was held in August 2022 regarding the initial data from the CADENZA trial. Based on FDA feedback on trial design provided in this meeting, the efficacy analysis will be conducted in de novo BPDCN patients with CR (complete response)/CRc (clinical complete response) as the primary endpoint and the key secondary endpoint of duration of CR/CRc. We will enroll up to 20 de novo patients for purposes of the efficacy analysis and continue to enroll PCHM patients in CADENZA to further evaluate PVEK in this population. In the second quarter of 2023, we completed enrollment of the efficacy evaluable cohort of de novo patients, and we expect to report top-line data on the primary and key secondary endpoints in 2024.

We are also conducting our 802 trial for PVEK, which is a Phase 1b/2 trial designed to determine the safety, tolerability, and preliminary antileukemia activity of PVEK when administered in combination with azacytidine and venetoclax to patients with relapsed and frontline CD123-positive AML. In December 2022, safety and efficacy findings in relapsed refractory AML and initial data in frontline AML were presented at the American Society of Hematology Annual Meeting. In the first 10 frontline patients enrolled, 5/10 (50%) patients achieved a CR and 3/4 (75%) patients tested had a minimal residual disease (MRD)-negative CR. Based upon these results, the Company moved forward with two frontline AML expansion cohorts to optimize the duration of venetoclax therapy. We expect to share data from these cohorts at the American Society of Hematology (ASH) Annual Meeting in December 2023.

Other Pipeline Programs

We continue to advance our earlier-stage pipeline programs. IMGC936 is an ADC in co-development with MacroGenics, Inc. that is designed to target ADAM9, an enzyme over-expressed in a range of solid tumors and implicated in tumor progression and metastasis. IMGC936 incorporates a number of innovations, including antibody engineering to extend half-life, site-specific conjugation with a fixed drug-antibody ratio to enable higher dosing, and a next-generation linker and payload designed for improved stability and bystander activity. Phase 1 dose escalation was completed and expansion cohorts in non–small cell lung cancer (NSCLC) and triple-negative breast cancer initiated in the second half of 2022. Since then, we have prioritized the NSCLC cohort, and the Company expects to provide an update after an interim analysis.

IMGN151 is our next generation anti-FRα product candidate in development. This ADC integrates innovation in each of its components, which we believe may enable IMGN151 to address patient populations with lower levels of FRα expression, including tumor types outside of ovarian cancer. We continue to advance our Phase 1 clinical trial evaluating IMGN151 in patients with recurrent endometrial cancer and recurrent, high-grade serous epithelial ovarian, primary peritoneal, or fallopian tube cancers.

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

We expect to continue to incur substantial operating losses for at least the near term as we incur significant operating expenses related to research and development and selling and marketing of ELAHERE. As of June 30, 2023, we had $572.0 million in cash and cash equivalents compared to $275.1 million as of December 31, 2022.

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

RESULTS OF OPERATIONS

Revenues

For the three and six months ended June 30, 2023, our total revenues increased $69.0 million and $80.8 million, respectively, compared to the three and six months ended June 30, 2022, driven by net product sales of ELAHERE in the current periods, partially offset by decreases in license and milestone fees and non-cash royalty revenue. See further discussion below.

Product revenue, net

On November 14, 2022, the FDA granted accelerated approval for ELAHERE for the treatment of adult patients with FRα positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens. For the three and six months ended June 30, 2023, we recorded $77.4 million and $106.9 million, respectively, of net product revenue related to U.S. sales of ELAHERE.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees recognized may vary significantly from quarter to quarter and year to year. In the three and six months ended June 30, 2023, license and milestone fee revenue decreased $6.9 million and $22.8 million, respectively, compared to the three and six months ended June 30, 2022. Driving the decreases, in the three and six months ended June 30, 2022, we recorded as revenue $6.9 million and $28.5 million, respectively, of previously received and deferred payments pursuant to our license agreement with Huadong. Additionally, during the six months ended June 30, 2022, we recorded $9.2 million of a $13.0 million upfront payment received pursuant to a multi-target license agreement executed with Lilly in February 2022. During the six months ended June 30, 2023, we received and recorded as revenue a $15.0 million upfront payment pursuant to a multi-target license and option agreement executed with Vertex in February 2023.

Non-cash royalty revenue related to the sale of future royalties

KADCYLA® is a marketed ADC resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of KADCYLA from Roche one quarter in arrears. We sold our rights to receive royalty payments on the net sales of KADCYLA through two separate transactions in 2015 and 2019. In accordance with our revenue recognition policy, $5.7 million and $10.6 million of non-cash royalties on net sales of KADCYLA were recorded and included in non-cash royalty revenue for the three and six months ended June 30, 2023, respectively, compared to $7.1 million and $13.5 million in non-cash royalty revenue recorded for the three and six months ended June 30, 2022, respectively. The decreases are primarily a result of lower current and projected net sales of KADCYLA and lower royalty rates applied to increased sales generated in countries without patent coverage. See further details regarding these agreements in Note F, “Liability Related to Sale of Future Royalties,” of the Consolidated Financial Statements.

Cost of Sales

Our cost of sales includes the cost of producing and distributing inventories that are related to product revenue, including freight. In addition, shipping and handling costs for product shipments are recorded as incurred. Finally, cost of sales may also include costs related to excess or obsolete inventory adjustment charges.

Prior to receiving FDA accelerated approval for ELAHERE in November 2022, we manufactured inventory to be sold upon commercialization and recorded the costs as research and development expense. As a result, the manufacturing costs related to the inventory manufactured prior to receiving FDA accelerated approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the three and six months ended June 30, 2023. We estimate our cost of sales related to product revenue as a percentage of net product revenue will continue to be positively affected as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to utilize low-cost inventory for an extended period of time.

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

We do not track our research and development costs by project. Since we use our research and development resources across multiple research and development projects, we manage our research and development expenses within each of the categories listed in the following table and described in more detail below (in thousands). Certain reclassifications have been made to prior periods to conform with current year.

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
Research and Development Expenses	2023	2022	(Decrease)	2023	2022	(Decrease)
Research	$1,152	$7,500	$(6,348)	$2,510	$7,500	$(4,990)
Preclinical and clinical testing	38,836	31,775	7,061	77,156	63,270	13,886
Process and product development	3,793	2,609	1,184	6,712	5,240	1,472
Manufacturing operations	6,296	9,538	(3,242)	15,319	19,694	(4,375)
Total research and development expenses	$50,077	$51,422	$(1,345)	$101,697	$95,704	$5,993

Research

Research includes expenses to evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents. Such expenses include third-party license fees, research funding payments, and contract services. In the three and six months ended June 30, 2023, research expenses decreased by $6.3 million and $5.0 million, respectively. Pursuant to a research collaboration agreement executed with Oxford BioTherapeutics Ltd. (OBT) in June 2022, we recorded a $7.5 million upfront license fee as expense in the three and six months ended June 30, 2022. Partially offsetting this one-time expense, during the three and six months ended June 30, 2023, we recognized $1.2 million and $2.2 million, respectively, of committed research costs related to the agreement with OBT.

Preclinical and clinical testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own, and, in certain instances, our collaborators’ product candidates, regulatory activities, the cost of clinical trials, and expenses related to medical affairs. Such expenses include the costs of personnel, third-party staffing, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. In the three and six months ended June 30, 2023, preclinical and clinical testing expenses increased by $7.1 million and $13.9 million, respectively, compared to the three and six months ended June 30, 2022, due primarily to costs related to an expanded medical affairs team to support the advancement of ELAHERE and an increase in clinical trial costs driven by our ELAHERE, PVEK, and IMGN151 trials.

Process and product development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, third-party staffing, contract services, and facility expenses. In the three and six months ended June 30, 2023, process and product development expenses increased by $1.2 million and $1.5 million, respectively, compared to the three and six months ended June 30, 2022, due primarily to increased personnel-related costs and third-party contract services related to advancing early-stage programs.

Manufacturing operations

Manufacturing operations expense includes costs to have preclinical and clinical materials manufactured for our product candidates and quality control and quality assurance activities. Such expenses include personnel, third-party staffing, raw materials for our preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, and facility expenses. In the three and six months ended June 30, 2023, manufacturing operations expense decreased by $3.2 million and $4.4 million, respectively, compared to the three and six months ended June 30, 2022, due primarily to greater raw materials produced for use in the manufacture and sale of ELAHERE in the prior year periods, which were expensed where produced prior to FDA accelerated approval, partially offset by increases in personnel-related costs and external manufacturing activity across our other internal programs.

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

In the three and six months ended June 30, 2023, selling, general and administrative expenses increased by $12.6 million and $35.9 million, respectively compared to the three and six months ended June 30, 2022 due to greater expenses in support of advancing the U.S. launch of ELAHERE, including personnel-related costs and sales and marketing activities.

Interest income

Interest income on cash equivalents for the three and six months ended June 30, 2023 was $5.2 million and $7.4 million, respectively, compared to $0.6 million in each of the three and six months ended June 30, 2022. The increases over prior year periods were driven by a significant increase in interest rates and higher average cash balances.

Interest expense on term loan

During the three and six months ended June 30, 2023, we recorded interest expense of $2.3 million related to the term loan executed with Pharmakon in April 2023 as described in Note G, “Senior Secured Term Loan.” Additionally, given our current capital and expected sales of ELAHERE, we determined the likelihood of drawing the second tranche of $50.0 million under the agreement to be remote, and as such, recorded a $1.0 million facility fee that is owed to Pharmakon regardless of whether the additional funding is drawn as interest expense for the three and six months ended June 30, 2023.

Non-cash interest expense on liability related to the sale of future royalties and term loan

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of KADCYLA arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold in 2015. As described in Note F, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as KADCYLA royalties are remitted directly to the purchaser. During the three and six months ended June 30, 2023, we recorded $0.9 million and $1.8 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs, compared to $1.1 million and $2.3 million recorded in the three and six months ended June 30, 2022. The decrease was a result of a lower average royalty liability balance for the period.

Additionally, during the three and six months ended June 30, 2023, we recorded non-cash interest expense of $0.1 million in amortization of discount and issuance costs for the term loan executed with Pharmakon in April 2023.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our cash and cash equivalents, working capital, and shareholders’ equity as of June 30, 2023 and December 31, 2022, and cash flow activities for the six months ended June 30, 2023 and 2022 (in thousands):

	As of
	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$571,987	$275,138
Working capital	575,571	182,263
Shareholders’ equity	490,842	155,826

	Six Months Ended June 30,
	2023	2022
Cash used for operating activities	$(140,460)	$(105,393)
Cash used for investing activities	(287)	(514)
Cash provided by financing activities	437,596	1,031

Cash flows

We require cash to fund our operating expenses, including the advancement of our clinical programs and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and debt financings in private and public markets, payments from our collaborators, including license fees, milestone payments, research funding, and royalties, and more recently, through commercial sales of ELAHERE. We have also monetized our rights to receive royalties on KADCYLA for upfront consideration. As of June 30, 2023, we had $572.0 million in cash and cash equivalents. Net cash used for operations was $140.5 million and $105.4 million for the six months ended June 30, 2023 and 2022, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, adjusted for non-cash items.

Net cash used for investing activities was $0.3 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively, consisting of cash outflows for capital expenditures in both periods.

Net cash provided by financing activities was $437.6 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 includes $14.9 million and $1.0 million, respectively, of proceeds from the exercise of stock options and sale of shares through our ESPP. In May 2023, pursuant to a public offering, we issued and sold 29.9 million shares of common stock resulting in net proceeds of $350.8 million.

Additionally, in April 2023, we entered into a loan agreement with funds managed by Pharmakon which provides for up to a $175.0 million senior secured term loan consisting of two tranches that each mature on April 6, 2028. The initial tranche of $75.0 million was drawn upon execution of the loan agreement, resulting in proceeds net of fees and expenses of $71.8 million. The second tranche of $50.0 million is available at our option and may be increased to $100.0 million upon mutual agreement of the parties. The term loan bears interest at a rate based upon the secured overnight financing rate (SOFR), subject to a SOFR floor of 2.75% per annum, plus 8.00% per annum. Payments will be interest-

only for the first 36 months with an extension of 12 months if certain conditions are met, after which ratable principal payments will commence for the remainder of the term.

Future Capital Requirements

We have significant future capital requirements including:

●	significant expected operating expenses to commercialize ELAHERE globally;
●	significant expected operating expenses to conduct research and development activities and to potentially commercialize our portfolio;
●	noncancelable in-process and future manufacturing obligations, including commercial supply of ELAHERE; and
●	substantial facility lease obligations as described in Note K, “Leases,” included in our Annual Report on Form 10-K for the year ended December 31, 2022, and as described in Note J, “Leases,” included in this Quarterly Report on Form 10-Q.

We anticipate that our current capital resources will enable us to meet our operating expenses and capital requirements for more than twelve months after the date of filing this Quarterly Report on Form 10-Q. We expect to generate additional funds through a combination of commercial sales of ELAHERE and revenues from collaborations, including upfront license payments, milestone payments, royalty payments, and research funding, to support our planned operating activities; however, such activities may not succeed. If such activities are not successful, we may be required to seek additional funding through equity or other financings. The failure to generate sufficient funds from commercial sales of ELAHERE and collaborations or obtain additional funding through equity or other financings on acceptable terms could have a material adverse effect on our business, results of operations, and financial condition and require us to defer or limit some or all of our research, development, clinical, and/or commercial projects.

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

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our principal executive and principal financial officers have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls Over Financial Reporting

During the six months ended June 30, 2023, we implemented certain internal controls in connection with product revenue. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and

15(d)-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition, or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on April 28, 2023. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 or Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. We may, however, disclose changes to such risk factors, or disclose additional risk factors, from time to time in our future filings with the SEC.

ITEM 5.	Other Information

Departure of Officer

On July 26, 2023, Anna Berkenblit, M.D., the Chief Medical Officer of the Company tendered her letter of resignation. She will relinquish her responsibilities as Chief Medical Officer effective August 11, 2023, but will remain with the Company through August 31, 2023 to assist in an orderly transfer of her responsibilities.

Michael J. Vasconcelles, M.D., the Executive Vice President of Research, Development and Medical Affairs of the Company, will assume the responsibilities of the Company’s Chief Medical Officer on an interim basis while the Company engages in a search for a permanent replacement for Dr. Berkenblit.

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

During our fiscal quarter ended June 30, 2023, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors entered into contracts, instructions, or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” We describe the material terms of these Rule 10b5-1 trading plans below.

Stephen C. McCluski, Chairman of the Board of Directors

On June 14, 2023, Mr. Stephen C. McCluski, the Chairman of our Board of Directors, entered into a Rule 10b5-1 trading plan that provides that he, acting through a broker, may sell up to an aggregate of 20,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may begin no earlier than September 13, 2023. The plan is scheduled to terminate on November 11, 2024, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. McCluski or the broker, or as otherwise provided in the plan.

Mark A. Goldberg, M.D., Director

On June 9, 2023, Dr. Mark A. Goldberg, a member of our Board of Directors, entered into a Rule 10b5-1 trading plan that provides that he, acting through a broker, may sell up to an aggregate of 10,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may begin no earlier than October 30, 2023. The plan is scheduled to terminate on November 10, 2023, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Goldberg or the broker, or as otherwise provided in the plan.

Kristine Peterson, Director

On June 11, 2023, Ms. Kristine Peterson, a member of our Board of Directors, entered into a Rule 10b5-1 trading plan that provides that she, acting through a broker, may sell up to an aggregate of 30,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may begin no earlier than September 12, 2023. The plan is scheduled to terminate on December 29, 2023, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Ms. Peterson or the broker, or as otherwise provided in the plan.

Mark J. Enyedy, President and Chief Executive Officer, and Director

On June 13, 2023, Mr. Mark J. Enyedy, our President and Chief Executive Officer and a member of our Board of Directors, entered into a Rule 10b5-1 trading plan that provides that he, acting through a broker, may sell the number of shares of our common stock as is necessary to raise funds sufficient to cover withholding taxes in connection with the vesting of restricted stock units. Sales of shares under the plan may begin no earlier than February 5, 2024. The plan is scheduled to terminate on February 27, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Enyedy or the broker, or as otherwise provided in the plan.

Anna Berkenblit, M.D., Senior Vice President, Chief Medical Officer

On June 8, 2023, Dr. Anna Berkenblit, our Senior Vice President, Chief Medical Officer, entered into a Rule 10b5-1 trading plan that provides that she, acting through a broker, may sell the number of shares of our common stock as is necessary to raise funds sufficient to cover withholding taxes in connection with the vesting of restricted stock units. Sales of shares under the plan may begin no earlier than February 5, 2024. The plan is scheduled to terminate on February 27, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Berkenblit or the broker, or as otherwise provided in the plan.

Also on June 8, 2023, Dr. Berkenblit entered into a separate Rule 10b5-1 trading plan that provides that she, acting through a broker, may sell up to an aggregate of 1,172,876 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock, inclusive of the number of shares of our common stock as is necessary to raise funds sufficient to cover withholding taxes and the exercise price, in connection with the exercise of stock options. Sales of shares under the plan may begin no earlier than September 7, 2023. The plan is scheduled to terminate on February 28, 2024, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Berkenblit or the broker, or as otherwise provided in the plan.

Stacy A. Coen, Senior Vice President, Chief Business Officer

On June 15, 2023, Ms. Stacy A. Coen, our Senior Vice President, Chief Business Officer, entered into a Rule 10b5-1 trading plan that provides that she, acting through a broker, may sell the number of shares of our common stock as is necessary to raise funds sufficient to cover withholding taxes in connection with the vesting of restricted stock units. Sales of shares under the plan may begin no earlier than February 5, 2024. The plan is scheduled to terminate on February 27, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Ms. Coen or the broker, or as otherwise provided in the plan.

Renee Lentini, Vice President, Finance, Chief Accounting Officer, and Interim Chief Financial Officer

On June 6, 2023, Ms. Renee Lentini, our Vice President, Finance, Chief Accounting Officer, and Interim Chief Financial Officer, entered into a Rule 10b5-1 trading plan that provides that she, acting through a broker, may sell the number of shares of our common stock as is necessary to raise funds sufficient to cover withholding taxes in connection with the vesting of restricted stock units. Sales of shares under the plan may begin no earlier than December 26, 2023. The plan is scheduled to terminate on February 27, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Ms. Lentini or the broker, or as otherwise provided in the plan.

Theresa G. Wingrove, Ph.D., Senior Vice President, Regulatory Affairs and Quality

On June 13, 2023, Dr. Theresa G. Wingrove, our Senior Vice President, Regulatory Affairs and Quality, entered into a Rule 10b5-1 trading plan that provides that she, acting through a broker, may sell the number of shares of our common stock as is necessary to raise funds sufficient to cover withholding taxes in connection with the vesting of restricted stock units. Sales of shares under the plan may begin no earlier than February 5, 2024.The plan is scheduled to terminate on February 27, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Wingrove or the broker, or as otherwise provided in the plan.

Also on June 13, 2023, Dr. Wingrove entered into a Rule 10b5-1 trading plan that provides that she, acting through a broker, may sell up to an aggregate of 1,185,296 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock, inclusive of the number of shares of our common stock as is necessary to raise funds sufficient to cover withholding taxes and the exercise price, in connection with the exercise of stock options. Sales of shares under the plan may begin no earlier than September 15, 2023. The plan is scheduled to terminate on April 30, 2024, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Wingrove or the broker, or as otherwise provided in the plan.

ITEM 6.      Exhibits

Exhibit No.		Description
3.1

Restated Articles of Organization, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on April 30, 2010)

3.1(a	)	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed on January 30, 2013)
3.1(b	)	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 4, 2017)
3.1(c	)	Articles of Amendment (incorporated herein by reference to Exhibit 3.1(c) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 5, 2020)
3.1(d	)	Articles of Amendment (incorporated herein by reference to Exhibit 3.1(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 1, 2022)
3.1(e	)	Articles of Amendment (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 2, 2023).
3.2		Amended and Restated By-Laws
10.1	±	Compensation Policy for Non-Employee Directors, as amended through June 14, 2023
10.2

Exchange Agreement, dated May 1, 2023, by and among ImmunoGen, Inc. and RA Capital Healthcare Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2023)

10.3	*

Loan agreement, dated as of April 6, 2023, by and among ImmunoGen, Inc. as the borrower, and certain subsidiaries of the Company party thereto from time to time, as guarantors, BPCR Limited Partnership, as a lender, BioPharma Credit Investments V (Master) LP, as a lender, and BioPharma Credit PLC, as collateral agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on April 28, 2023)

31.1		Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certifications of the principal executive officer and the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the quarterly report on Form 10-Q of ImmunoGen, Inc. for the quarter ended June 30, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

± Exhibit is a management contract or compensatory plan, contract, or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

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

ImmunoGen, Inc.

Date: July 31, 2023	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2023	By:	/s/ Renee Lentini
Renee Lentini
Vice President - Finance, Chief Accounting Officer, and Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)