Form 10-Q
period 2023-09-30
ImmunoGen, Inc.
filed 2023-11-02
CIK 855654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Shares of common stock, par value $.01 per share: 266,264,274 shares outstanding as of October 25, 2023.

IMMUNOGEN, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Item		Page Number
	Part I
	Financial Information
1.	Financial Statements (Unaudited)	2

1a.	Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	2

1b.	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022	3

1c.	Consolidated Statements of Shareholders’ Equity for the three months ended September 30, June 30, and March 31, 2023 and the three months ended March 31, June 30, September 30, and December 31, 2022	4

1d.	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	5

1e.	Notes to Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

3.	Quantitative and Qualitative Disclosures about Market Risk	29

4.	Controls and Procedures	29

	Part II
	Other Information
1A.	Risk Factors	29

5.	Other Information	29

6.	Exhibits	30

	Signatures	31

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Additionally, these forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties, and other factors are described in detail in the “Risk Factors” section and in other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 1, 2023, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, and as updated and/or supplemented in subsequent filings with the SEC. The forward-looking statements contained herein represent our views as of the date of this Form 10-Q. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. Financial Statements

IMMUNOGEN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

In thousands, except per share amounts

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$605,535	$275,138
Accounts receivable	130,694	12,596
Unbilled receivable	3,026	1,531
Non-cash royalty receivable	3,438	3,851
Inventory	5,495	—
Prepaid and other current assets	18,712	11,005
Total current assets	766,900	304,121
Property and equipment, net of accumulated depreciation	4,431	4,377
Operating lease right-of-use assets	8,338	10,231
Inventory, net of current portion	28,273	16,196
Other assets	14,159	14,011
Total assets	$822,101	$348,936
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$24,853	$45,353
Accrued compensation	15,155	11,111
Other accrued liabilities	43,571	38,783
Current portion of liability related to the sale of future royalties, net of deferred financing costs of $128 and $162, respectively	9,437	8,659
Current portion of operating lease liability	4,458	4,096
Current portion of deferred revenue	37,186	13,856
Total current liabilities	134,660	121,858
Senior secured term loan, net	72,113	—
Deferred revenue, net of current portion	26,718	36,355
Operating lease liability, net of current portion	7,759	11,148
Liability related to the sale of future royalties, net of current portion and deferred financing costs of $111 and $205, respectively	16,455	23,449
Other long-term liabilities	2,800	300
Total liabilities	260,505	193,110
Commitments and contingencies (Note K)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; 22 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $.01 par value; authorized 600,000 shares; 265,842 and 226,046 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,435	2,260
Additional paid-in capital	2,267,747	1,847,638
Accumulated deficit	(1,708,586)	(1,694,072)
Total shareholders’ equity	561,596	155,826
Total liabilities and shareholders’ equity	$822,101	$348,936

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

In thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$105,164	$—	$212,079	$—
License and milestone fees	51	7,382	15,122	45,247
Non-cash royalty revenue related to the sale of future royalties	7,355	7,993	17,936	21,537
Research and development support	855	—	1,310	831
Total revenues	113,425	15,375	246,447	67,615
Cost and operating expenses:
Cost of sales	2,155	—	3,690	—
Research and development	47,570	59,181	149,267	154,885
Selling, general and administrative	37,744	33,623	114,116	74,064
Total cost and operating expenses	87,469	92,804	267,073	228,949
Income (loss) from operations	25,956	(77,429)	(20,626)	(161,334)
Interest income	7,383	1,539	14,775	2,183
Interest expense on term loan	(2,539)	—	(5,857)	—
Non-cash interest expense on liability related to the sale of future royalties and term loan	(1,054)	(867)	(2,986)	(3,194)
Other expense, net	(164)	(998)	(109)	(1,576)
Net income (loss) before income taxes	29,582	(77,755)	(14,803)	(163,921)
Income tax benefit	1,166	—	289	—
Net income (loss)	$30,748	$(77,755)	$(14,514)	$(163,921)
Net income (loss) per common share - basic (Note B)	$0.10	$(0.31)	$(0.05)	$(0.65)
Net income (loss) per common share - diluted (Note B)	$0.10	(0.31)	$(0.05)	$(0.65)
Weighted-average common shares outstanding - basic	273,341	253,511	265,265	253,371
Weighted-average common shares outstanding - diluted	287,590	253,511	265,265	253,371

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

In thousands

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	220,361	$2,204	$1,794,525	$(1,471,143)	$325,586
Net loss	—	—	—	—	—	(24,145)	(24,145)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	173	1	619	—	620
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—
Restricted stock units vested	—	—	2	—	—	—	—
Stock option and restricted stock compensation expense	—	—	—	—	4,196	—	4,196
Directors’ deferred share unit compensation	—	—	—	—	211	—	211
Balance at March 31, 2022	—	$—	220,536	$2,205	$1,799,551	$(1,495,288)	$306,468
Net loss	—	—	—	—	—	(62,021)	(62,021)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	108	1	410	—	411
Stock option and restricted stock compensation expense	—	—	—	—	4,760	—	4,760
Directors’ deferred share unit compensation	—	—	—	—	213	—	213
Balance at June 30, 2022	—	$—	220,644	$2,206	$1,804,934	$(1,557,309)	$249,831
Net loss	—	—	—	—	—	(77,755)	(77,755)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	107	2	447	—	449
Stock option and restricted stock compensation expense	—	—	—	—	5,336	—	5,336
Directors’ deferred share unit compensation	—	—	—	—	146	—	146
Balance at September 30, 2022	—	$—	220,751	$2,208	$1,810,863	$(1,635,064)	$178,007
Net loss	—	—	—	—	—	(59,008)	(59,008)
Issuance of common stock, net of issuance costs	—	—	5,167	51	25,596	—	25,647
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	103	1	423	—	424
Stock option and restricted stock compensation expense	—	—	—	—	10,610	—	10,610
Restricted stock units vested	—	—	25	—	—	—	—
Directors’ deferred share unit compensation	—	—	—	—	146	—	146
Balance at December 31, 2022	—	$—	226,046	$2,260	$1,847,638	$(1,694,072)	$155,826
Net loss	—	—	—	—	—	(41,014)	(41,014)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	16	1	38	—	39
Stock option and restricted stock compensation expense	—	—	—	—	6,916	—	6,916
Directors’ deferred share unit and common stock compensation	—	—	8		151	—	151
Balance at March 31, 2023	—	$—	226,070	$2,261	$1,854,743	$(1,735,086)	$121,918
Net loss	—	—	—	—	—	(4,248)	(4,248)
Issuance of common stock, net of issuance costs	—	—	29,900	299	350,534	—	350,833
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	3,234	32	14,874	—	14,906
Issuance of common stock pursuant to pre-funded warrant exchange	—	—	11,357	—	—	—	—
Issuance of Series A Preferred Stock in exchange for common stock	22	—	(21,853)	(218)	218	—	—
Stock option and restricted stock compensation expense	—	—	—	—	7,281	—	7,281
Directors’ deferred share unit and common stock compensation	—	—	4	—	152	—	152
Balance at June 30, 2023	22	$—	248,712	$2,374	$2,227,802	$(1,739,334)	$490,842
Net income (loss)	—	—	—	—	—	30,748	30,748
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	6,136	61	32,105	—	32,166
Issuance of common stock pursuant to pre-funded warrant exchange	—	—	10,992	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	(34)	—	(34)
Stock option and restricted stock compensation expense	—	—	—	—	7,807	—	7,807
Directors’ deferred share unit and common stock compensation	—	—	2	—	67	—	67
Balance at September 30, 2023	22	$—	265,842	$2,435	$2,267,747	$(1,708,586)	$561,596

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

In thousands

	Nine Months Ended
	September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(14,514)	$(163,921)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash royalty revenue related to sale of future royalties	(8,494)	(9,027)
Non-cash interest expense on liability related to sale of future royalties	2,691	3,194
Non-cash interest expense on amortization of debt discount and issuance costs	295	—
Depreciation and amortization	1,298	1,355
Stock and deferred share unit compensation	22,374	14,862
Change in operating assets and liabilities:
Accounts receivable	(118,098)	4,425
Unbilled receivable	(1,495)	1,649
Inventory	(17,572)	—
Contract asset	—	3,000
Prepaid and other current assets	(7,707)	(9,392)
Operating lease right-of-use assets	1,893	1,583
Other assets	(148)	(4,389)
Accounts payable	(20,395)	1,689
Accrued compensation	4,044	3,152
Other accrued liabilities	7,472	23,057
Deferred revenue	13,693	(38,257)
Operating lease liability	(3,027)	(2,583)
Net cash used for operating activities	(137,690)	(169,603)
Cash flows from investing activities:
Purchases of property and equipment	(1,641)	(1,116)
Net cash used for investing activities	(1,641)	(1,116)
Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	47,111	1,480
Proceeds from term loan, net of $3,182 of issuance costs	71,818	—
Proceeds from common stock issuance, net of $526 of transaction costs	350,799	—
Net cash provided by financing activities	469,728	1,480
Net change in cash and cash equivalents	330,397	(169,239)
Cash and cash equivalents, beginning of period	275,138	478,750
Cash and cash equivalents, end of period	$605,535	$309,511
Supplemental cash flow information:
Cash paid during the year for interest	$4,857	$—
Cash paid during the year for taxes	$1,361	$—

The accompanying notes are an integral part of the consolidated financial statements.

IMMUNOGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

The Company has generally incurred operating losses and negative cash flows from operations since inception, incurred a net loss of $14.5 million during the nine months ended September 30, 2023, and had an accumulated deficit of approximately $1.7 billion as of September 30, 2023. To date, the Company has funded these losses through payments received from its collaborations, equity, convertible debt, and other financings, such as royalty financing transactions and a term loan facility, and, more recently, through commercial sales of ELAHERE.

At September 30, 2023, the Company had $605.5 million of cash and cash equivalents on hand. The Company currently believes that its existing capital resources will be sufficient to fund its operating expenses and capital expenditures for more than twelve months after the date these financial statements were issued. The Company expects to generate additional funds through a combination of commercial sales of ELAHERE and revenues from collaborations, including upfront license payments, milestone payments, royalty payments, and research funding, to support its planned operating activities; however, such activities may not succeed. If such activities do not raise sufficient funds, the Company may be required to seek additional funding through equity or other financings. The failure of the Company to generate sufficient funds from commercial sales of ELAHERE and collaborations or obtain additional funding through equity or other financings on acceptable terms could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development, clinical, and/or commercial projects.

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

Significant Accounting Policies

There were no changes to significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2023, from those discussed in Note B to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Revenue Recognition

Transaction Price Allocated to Future Performance Obligations

Deferred revenue under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), Revenue from Contracts with Customers (ASC 606), represents the portion of the transaction price received under various contracts attributed to performance obligations that have not been satisfied (or have been partially satisfied) and includes the portion of the transaction price for certain arrangements attributed to unexercised contract options that are considered material rights. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations comprising deferred revenue was $63.9 million. The Company expects to recognize revenue on approximately 58%, 41%, and 1% of the remaining performance obligations over the next 12 months, 13 to 60 months, and 61 to 120 months, respectively; however, the timing of recognition may vary due to such factors as the amount and timing of future sales of KADCYLA®, the timing of exercise of contract options considered to be material rights, or termination of existing development and commercialization licenses.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract assets and contract liabilities during the nine months ended September 30, 2023 and 2022 (in thousands):

	Balance at				Balance at
	December 31, 2022	Additions	Deductions	Impact of Netting	September 30, 2023
Contract liabilities (deferred revenue)	$50,211	$23,227	$(9,534)	$—	$63,904

	Balance at				Balance at
	December 31, 2021	Additions	Deductions	Impact of Netting	September 30, 2022
Contract asset	$3,000	$—	$(3,000)	$—	$—
Contract liabilities (deferred revenue)	$92,068	$5,704	$(43,961)	$—	$53,811

The Company recognized the following revenues as a result of changes in contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$3,929	$7,337	$9,534	$43,961

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

During the nine months ended September 30, 2023, a $23.2 million upfront payment received pursuant to a collaboration and license agreement with Takeda Pharmaceutical Company Limited (Takeda) was recorded as deferred revenue and none of this amount was recognized as revenue during the nine months ended September 30, 2023.

Additionally, the Company received an upfront payment of $15.0 million pursuant to a multi-target license and option agreement executed with Vertex Pharmaceuticals Incorporated (Vertex) which was recorded as license and milestone fee revenue in the nine months ended September 30, 2023. Further details of these agreements can be found in Note C, “Collaboration and License Agreements.” During the nine months ended September 30, 2023, the Company also recognized $9.4 million of previously deferred non-cash royalty revenue related to the sale of rights to KADCYLA royalties, further details of which can be found in Note F, “Liability Related to Sale of Future Royalties,” and recognized $0.1 million of license and milestone fee revenue related to numerous collaborators’ rights to technological improvements that had been previously deferred.

During the nine months ended September 30, 2022, pursuant to the Company’s license agreement with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (Huadong), upon delivery of clinical materials in the nine months ended September 30, 2022, the Company recognized as license and milestone fee revenue the remaining $28.5 million of the deferred revenue balance as of December 31, 2021, related to the $45.0 million of upfront and development milestone payments previously received. Additionally, pursuant to a license agreement executed with Eli Lilly and Company (Lilly), during the nine months ended September 30, 2022, the Company received upfront payments of $19.5 million, of which $13.8 million was recognized as license and milestone fee revenue and the remainder deferred. The Company also recognized $12.5 million of previously deferred non-cash royalty revenue related to the sale of rights to KADCYLA royalties and $2.9 million of license and milestone fee revenue related to numerous collaborators’ rights to technological improvements that had been previously deferred, which includes $2.8 million related to Novartis Institutes for BioMedical Research, Inc.’s (Novartis) termination of certain of the license agreements between the Company and Novartis in August 2022.

Financial Instruments and Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, the Company does not believe it is exposed to significant risk. The Company’s cash equivalents consist of money market funds with underlying investments primarily being U.S. Government-issued securities and high quality, short-term commercial paper. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities. The Company held no marketable securities as of September 30, 2023 and December 31, 2022. The Company’s investment policy, approved by the Board of Directors, limits the amount it may invest in any one type of investment, thereby reducing credit risk concentrations.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company held $605.5 million and $275.1 million, respectively, in cash and money market funds, which were classified as cash and cash equivalents.

Non-cash Investing and Financing Activities

The Company had $0.3 million of accrued capital expenditures as of December 31, 2022, which has been treated as a non-cash investing activity and, accordingly, is not reflected in the consolidated statement of cash flows. There were no accrued capital expenditures as of September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis. The fair value of the Company’s cash equivalents is based on quoted prices from active markets (Level 1 inputs). The carrying amounts reflected in the consolidated balance sheets for accounts receivable, unbilled receivables, non-cash royalty receivable, prepaid and other current assets, accounts payable, accrued compensation, and other accrued liabilities approximate fair value due to their short-term nature.

As of September 30, 2023, the estimated fair value and gross carrying amount of the term loan was $79.7 million and $75.0 million, respectively. The Company’s disclosed fair value of the term loan falls into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals.

Accounts Receivable

Accounts receivable arise from product sales and amounts due from the Company’s collaboration partners. The amount from product sales represents amounts due from specialty distributors and specialty pharmacy providers in the U.S. The Company monitors economic conditions and the financial performance and credit worthiness of its counterparties to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay based on the composition of its accounts receivable, considering past events, current economic conditions, and reasonable and supportable forecasts about the future economic conditions. The contractual life of accounts receivable is generally short-term. Amounts determined to be uncollectible are charged or written off against the reserve. For the three and nine months ended September 30, 2023 and 2022, the Company did not record any expected credit losses related to outstanding accounts receivable.

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

The Company performs an assessment of the recoverability of capitalized inventories during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of sales in the consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. There were no expenses recorded for excess inventory or other impairments during the three and nine months ended September 30, 2023. There was no inventory held by the Company during the three and nine months ended September 30, 2022.

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

Computation of Net Loss per Common Share

Basic and diluted net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period. Shares of the Company’s common stock, par value $.01 per share, underlying pre-funded warrants are included in the calculation of basic and diluted earnings per share. Shares of the Company’s Series A

Convertible Preferred Stock participate in any dividends that may be declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted average common shares and participating securities (the two-class method). During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted loss per share is computed after giving consideration to the dilutive effect of stock options and restricted stock units that are outstanding during the period, except where such non-participating securities would be antidilutive. The dilutive effect of participating securities is calculated using the more dilutive of either (i) the treasury stock method (for stock options and restricted stock units) and “if-converted” method (for Series A Convertible Preferred Stock) or (ii) the two-class method assuming the Series A Convertible Preferred Stock is not converted and applying the treasury stock method (for stock options and restricted stock units).

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2023. There was a net loss in all other periods presented, and as such, no loss was allocated to participating securities pursuant to the two class method for those periods.

Three Months Ended
September 30,
2023
Numerator:
Net income	$30,748
Allocation of earnings to participating securities	(2,276)
Numerator for basic EPS — income available to common stockholders (A)	$28,472
Effect of dilutive securities:
Add back allocation of earnings to participating securities	$2,276
Reallocation of earnings to participating securities considering potentially dilutive securities	(2,171)
Numerator for diluted EPS — income available to common stockholders (C)	$28,577
Denominator:
Denominator for basic EPS — weighted average shares (B)	273,341
Effect of dilutive securities:
Common stock equivalents	14,249
Denominator for diluted EPS — adjusted weighted average shares (D)	287,590

Basic EPS (A / B)	$0.10
Diluted EPS (C / D)	$0.10

The Company’s common stock equivalents, as calculated in accordance with the treasury-stock method for options and unvested restricted stock units and the if-converted method for the Series A Convertible Preferred Stock, are shown in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Options outstanding to purchase common stock, shares issuable under the employee stock purchase plan, and unvested restricted stock units at end of period	29,927	31,479	29,927	31,479
Common stock equivalents under treasury stock method for options, shares issuable under the employee stock purchase plan, and unvested restricted stock units	14,249	2,246	10,671	1,437
Common stock equivalents under if-converted method for Series A Convertible Preferred Stock	21,853	—	21,853	—

Stock-Based Compensation

As of September 30, 2023, the Company was authorized to grant future awards under three employee share-based compensation plans, which are the ImmunoGen, Inc. Amended and Restated 2018 Employee, Director and Consultant Equity Incentive Plan (the 2018 Plan), the Employee Stock Purchase Plan (the ESPP), and the ImmunoGen Inducement Equity Incentive Plan (the Inducement Plan). At the annual meeting of shareholders on June 15, 2022, the 2018 Plan was amended to provide for the issuance of stock grants, the grant of options, and the grant of stock-based awards for up to an additional 13,000,000 shares of the Company’s common stock, as well as up to 28,742,013 shares of common stock, which represent the number of shares of common stock remaining under the 2018 Plan as of April 1, 2022, and awards previously granted under the 2018 Plan and the Company’s former stock-based plans, including the ImmunoGen, Inc. 2016 and 2006 Employee, Director and Consultant Equity Incentive Plans, that forfeit, expire, or cancel without delivery of shares of common stock or which resulted in the forfeiture of shares of common stock back to the Company subsequent to April 1, 2022. The Inducement Plan was approved by the Board of Directors in December 2019, and pursuant to subsequent amendments, provides for the issuance of non-qualified option grants for up to 13,500,000 shares of the Company’s common stock. Options awarded under the two plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options vest at various periods of up to four years and may be exercised within ten years of the date of grant under each of these plans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividend	None	None	None	None
Volatility	88.4%	83.3%	83.4%	83.2%
Risk-free interest rate	4.52%	3.44%	3.78%	2.48%
Expected life (years)	5.6	5.6	5.7	5.9

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted during the three months ended September 30, 2023 and 2022 were $11.52 and $3.62 per share, respectively, and $4.85 and $3.58 for options granted during the nine months ended September 30, 2023 and 2022, respectively.

A summary of option activity under the Company’s equity plans for the nine months ended September 30, 2023 is presented below (in thousands, except weighted-average data):

		Weighted-
	Number	Average
	of Stock	Exercise
	Options	Price
Outstanding at December 31, 2022	33,126	$5.76
Granted	6,316	6.71
Exercised	(9,121)	5.05
Forfeited/Canceled	(2,653)	6.30
Outstanding at September 30, 2023	27,668	$6.15

In 2020, the Company issued 2.6 million performance-based stock options to certain employees with vesting conditioned upon the achievement of specified performance goals. In 2022, 75% of the 2.6 million performance-based stock options vested upon achievement of specified performance goals and 12.5% were forfeited. There was no stock-based compensation recorded during the three or nine months ended September 30, 2023 related to these stock options. The fair value of the remaining unvested performance-based stock options that could be expensed in future periods is $1.3 million.

A summary of restricted stock unit activity under the Company’s equity plans for the nine months ended September 30, 2023 is presented below (in thousands, except weighted-average data):

	Number of	Weighted-
	Restricted	Average Grant
	Stock Shares	Date Fair Value
Unvested at December 31, 2022	138	$5.45
Granted	2,380	6.32
Forfeited	(259)	4.66
Unvested at September 30, 2023	2,259	$7.11

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

Stock compensation expense related to stock options and restricted stock unit awards granted under the stock plans and the ESPP was $7.8 million and $22.0 million during the three and nine months ended September 30, 2023, respectively, compared to $5.3 million and $14.3 million for the three and nine months ended September 30, 2022, respectively. The increase in stock compensation expense is primarily due to significant growth in personnel in the second half of 2022. As of September 30, 2023, the estimated fair value of unvested employee awards was $72.0 million. The weighted-average remaining vesting period for these awards is approximately three years.

Segment Information

During all periods presented, the Company continued to operate in one reportable business segment under the management approach of ASC 280, Segment Reporting, which is the business of development and commercialization of ADCs for the treatment of cancer.

During the three months ended September 30, 2023, 93% of revenues were generated from net U.S. sales of ELAHERE to four specialty distributors and specialty pharmacy providers, and 7% of revenues were generated from an agreement with Roche, compared to 52%, 30% and 18% of revenues from Roche, Lilly and Novartis, respectively, during the three months ended September 30, 2022. During the nine months ended September 30, 2023, 86% of revenues were generated from net U.S. sales of ELAHERE to four specialty distributors and specialty pharmacy providers, and 7% and 6% of revenues were generated from agreements with Roche and Vertex, respectively, compared to 43%, 32% and 20% from agreements with Huadong, Roche, and Lilly, respectively, during the nine months ended September 30, 2022. There were no other customers of the Company that generated significant revenues in the three and nine months ended September 30, 2023 and 2022.

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

Takeda

On August 25, 2023, the Company entered into a collaboration and license agreement with Takeda. The collaboration and license agreement grants Takeda an exclusive, royalty-bearing right to develop and commercialize ELAHERE (mirvetuximab soravtansine-gynx) (the Licensed Product) in Japan. Under the terms of the collaboration and license agreement, the Company received a non-refundable upfront payment of $23.2 million, with the potential for up to ¥19.9 billion (approximately $135 million at the exchange rate on the agreement date) in regulatory and sales-based milestone payments. In addition, the Company is entitled to receive tiered royalties ranging from low double-digit to mid-twenties as a percentage of commercial net sales of the Licensed Product, if approved, by Takeda in Japan, subject to adjustment in specified circumstances.

The Company evaluated the agreement and determined it was within the scope of ASC 606. The Company determined the promised goods and services included the license to intellectual property and know-how and the clinical supply of the Licensed Product to Takeda for a specified period. The Company concluded that the license to intellectual property and know-how is not distinct from the clinical supply of the Licensed Product because the clinical supply is essential to the use of the license and an alternative source of clinical supply is not readily available in the marketplace. Accordingly, these two promised goods and services are considered a single combined performance obligation. The Company determined there were no options in the agreement that represented material rights.

The transaction price was determined to consist of the upfront payment of $23.2 million and estimated payments to be received for clinical supply of the Licensed Product. Future regulatory milestones have been fully constrained. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Takeda. The Company re-evaluates the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that revenue related to the agreement would be recognized as the clinical supply of the Licensed Product is delivered to Takeda, estimated to be completed over approximately 1.5 years. The Company has estimated the total clinical supply to be delivered during this time and will reassess the percentage of clinical supply that has been delivered on an ongoing basis. If a change in estimate is determined to be necessary, the Company will adjust revenue using a cumulative catch-up method. No revenue related to this agreement has been recognized in the three months ended September 30, 2023.

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

The transaction price related to the single performance obligation was determined to consist of the upfront payment of $15.0 million. The transfer of intellectual property and know-how to Vertex to allow Vertex to derive benefit from the license over the research term was completed during the three months ended March 31, 2023. As such, the Company’s performance obligation was satisfied, and the Company recognized $15.0 million of license and milestone fee revenue during the nine months ended September 30, 2023.

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

The transfer of intellectual property and know-how to Lilly to allow for Lilly to derive benefit from the initial and additional target licenses was completed during the three months ended March 31, 2022. As such, during 2022 the Company recognized $18.4 million of license and milestone fee revenue related to the portion of the transaction price allocated to the initial and additional target licenses, of which $13.8 million was recorded during the nine months ended September 30, 2022. The $7.6 million allocated to the material rights to obtain licenses to replacement targets is included in long-term deferred revenue as of September 30, 2023 and will be recognized when the right is either exercised or expires.

Huadong

In October 2020, the Company entered into a collaboration and license agreement with Huadong. The collaboration and license agreement grants Huadong an exclusive, royalty-bearing, and sublicensable right to develop and commercialize ELAHERE (the Licensed Product) in the People’s Republic of China, Hong Kong, Macau, and Taiwan (collectively, Greater China). The Company retains exclusive rights to the Licensed Product outside of Greater China. Under the terms of the collaboration and license agreement, the Company received a non-refundable upfront payment of $40.0 million with the potential for approximately $265.0 million in development, regulatory, and sales-based milestone payments. In addition, the Company is entitled to receive tiered royalties ranging from low double digits to high teens as a percentage of commercial net sales of the licensed product, if approved, by Huadong in Greater China, subject to adjustment in specified circumstances. To date, the Company has received $15.0 million in milestone payments.

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

Roche

In 2000, the Company granted Genentech, now a unit of Roche, an exclusive development and commercialization license to use the Company’s maytansinoid ADC technology. Pursuant to this agreement, Roche developed and received marketing approval for its HER2-targeting ADC, KADCYLA, in the U.S., Japan, the European Union, and numerous other countries. In accordance with the Company’s revenue recognition policy, $17.9 million and $21.5 million of non-cash royalties on net sales of KADCYLA were recognized and included in non-cash royalty revenue for the nine months ended September 30, 2023 and 2022, respectively. The Company sold its rights to receive royalty payments on the net sales of KADCYLA through two separate transactions in 2015 and 2019. Following the 2019 transaction, OMERS, the defined benefit pension plan for municipal employees in the Province of Ontario, Canada, is entitled to receive all of these royalties.

Novartis

The Company previously granted Novartis exclusive development and commercialization licenses to the Company’s maytansinoid and IGN ADC technology for use with antibodies to specified targets under a now-expired right-to-test agreement established in 2010. In August 2022, Novartis terminated certain of the remaining development and commercialization licenses. The Company had $2.8 million of deferred revenue associated with the terminated licenses related to the portion of the transaction price previously allocated to rights to future technological improvements. In consideration that no technological improvements would be provided to Novartis and, therefore, no unsatisfied obligations remained related to such licenses, the $2.8 million was recorded as revenue and is included in license and milestone fees for the three and nine months ended September 30, 2022. With respect to the remaining license, $0.7 million of deferred revenue related to the portion of the transaction price previously allocated to rights to future technological improvements continues to be amortized over the remaining estimated term of the license agreement, and we are entitled to receive up to a total of $199.5 million in potential milestone payments, of which $5 million has been received to date, plus royalties on the commercial sales of any resulting products.

For additional information related to these agreements, as well as the Company’s other collaboration and license agreements, please read Note C, “Collaboration and License Agreements,” to the audited financial statements included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

D.Product Revenue Reserves and Allowances

In November 2022, the FDA granted accelerated approval for ELAHERE for the treatment of adult patients with FRα positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens. The Company recorded net product revenue of $105.2 million and $212.1 million from U.S. sales of ELAHERE during the three and nine months ended September 30, 2023, respectively.

The following table summarizes activity in each of the product revenue reserve and allowance categories as of September 30, 2023 and 2022, respectively. (in thousands):

	September 30,	September 30,
	2023	2022
Beginning balance at January 1	$313	$—
Provision related to sales in the current period	36,012	—
Credits and payments made	(28,223)	—
Ending balance at September 30	$8,102	$—

E.Inventory

Capitalized inventory consists of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$28,555	$15,952
Work in process	2,839	—
Finished goods	2,374	244
Total inventory	$33,768	$16,196

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

In January 2019, the Company sold its residual rights to receive royalty payments on commercial sales of KADCYLA to OMERS for a payment of $65.2 million (amount is net of $1.5 million in broker fees). Simultaneously, OMERS purchased IRH’s right to the royalties the Company previously sold to IRH as described above, therefore obtaining the rights to 100% of the royalties received from that date on. Because the Company will not be involved with the cash flows related to the residual royalties, the $65.2 million of net proceeds received from the sale of its residual rights to receive royalty payments was recorded as deferred revenue and is being amortized as the royalty revenue related to the residual rights is earned using the units of revenue approach. During the second quarter of 2021, the aggregate royalty threshold was met and, in accordance with the Company’s revenue recognition policy, $9.4 million and $12.5 million of revenue related to the residual rights was recorded and is included in non-cash royalty revenue for the nine months ended September 30, 2023 and 2022, respectively. Additionally, the purchase of IRH’s interest by OMERS did not result in an extinguishment or modification of the original instrument and, accordingly, the Company continues to account for the remaining obligation as a liability as outlined above.

The following table shows the activity within the liability account during the nine-month period ended September 30, 2023 (in thousands):

Nine Months Ended
September 30, 2023
Liability related to sale of future royalties, net — beginning balance	$32,108
Proceeds from sale of future royalties, net	—
KADCYLA royalty payments received and paid	(8,907)
Non-cash interest expense recognized	2,691
Liability related to sale of future royalties, net — ending balance	$25,892

The Company receives royalty reports and royalty payments related to sales of KADCYLA from Roche one quarter in arrears. As royalties are remitted to OMERS, the balance of the Royalty Obligation will be effectively repaid over the life of the agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to be received and remitted as noted above over the life of the agreement. The sum of these amounts less the $200.0 million proceeds the Company received from IRH will be recorded as interest expense over the life of the Royalty Obligation. The Company’s estimate of this total interest expense has resulted in an imputed annual interest rate of 10.5% since inception, and a current imputed interest rate of 12.2% as of September 30, 2023. The Company periodically assesses the estimated royalty payments to IRH/OMERS, and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the Royalty Obligation. There are a number of factors that could materially affect the amount and timing of royalty payments from Roche, most of which are not within the Company’s control. Such factors include, but are not limited to, changing standards of care, the introduction of competing products, manufacturing or other delays, biosimilar competition, patent protection, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties are paid in U.S. dollars (USD) while significant portions of the underlying sales of KADCYLA are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from KADCYLA, all of which would result in a reduction of non-cash royalty revenues and non-cash interest expense over the life of the Royalty Obligation. Conversely, if sales of KADCYLA are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Obligation.

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

The loan agreement contains affirmative and negative covenants customary for transactions of this type and includes certain customary events of default. The Company was in compliance with all such covenants at September 30, 2023.

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

The following table presents the carrying value of the Company’s term loan balance as of September 30, 2023 (in thousands):

September 30, 2023
Principal loan balance	$75,000
Debt discount and issuance costs, unamortized	(2,887)
Term loan, net	$72,113

During the three and nine months ended September 30, 2023, the Company recognized interest expense related to the term loan of $2.5 million and $4.9 million, respectively. Additionally, given the Company’s current capital and expected sales of ELAHERE, the Company determined the likelihood of drawing the second tranche of $50.0 million to be remote, and as such, recorded a $1.0 million facility fee that is owed to the lender regardless of whether the additional funding is drawn as interest expense for the nine months ended September 30, 2023.

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

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of September 30, 2023, the Company has a full valuation allowance applied against its deferred tax assets.

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

Pursuant to additional Section 174 guidance issued by the Internal Revenue Service prior to finalizing the Company’s 2022 tax return but subsequent to the Company preparing its 2022 year-end tax provision, the Company recorded a $1.2 million favorable tax adjustment during the three months ended September 30, 2023. Partially offsetting this benefit, during the nine months ended September 30, 2023, the Company recorded income tax expense of $0.8 million as a provision for calendar 2023.

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

During the nine months ended September 30, 2023, Redmile completed a cashless exercise in full of its outstanding pre-funded warrant to purchase 11,357,272 shares of the Company’s common stock and RA Capital exercised 11,000,000 of its 21,434,872 pre-funded warrants outstanding, resulting in the issuance of 10,992,330 shares of the Company’s common stock.

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

Pursuant to the Compensation Policy for Non-Employee Directors, as amended, non-employee directors also receive stock option awards upon initial election to the Board of Directors and annually thereafter. The directors received a total of approximately 157,000 and 322,000 options in 2023 and 2022, respectively. Compensation expense related to stock options and RSUs for the three and nine months ended September 30, 2023 and 2022 is included in the amounts discussed in the “Stock-Based Compensation” section of Note B above.

In addition, pursuant to the Compensation Policy for Non-Employee Directors, as amended, the Company may issue the Company’s common stock in lieu of cash to pay fees earned by the Company’s directors at each director’s election. The directors received a total of 14,112 shares of the Company’s common stock in lieu of cash in 2023. Prior to 2023, directors could not elect to receive the Company’s common stock in lieu of cash.

J.	Leases

The Company currently has one real estate lease for the rental of approximately 120,000 square feet of laboratory and office space at 830 Winter Street, Waltham, Massachusetts through March 2026. In 2020, the Company executed four subleases for approximately 65,000 square feet of this space in the aggregate through the remaining initial term of the lease. During 2022, in order to reclaim laboratory and office space, the Company modified two of its sublease agreements to terminate the subleases early in January 2023. As a result of the sublease terminations, during the nine months ended September 30, 2023, the Company recorded sublease income, inclusive of the sublessees’ proportionate share of operating expenses and real estate taxes for the period, of $2.3 million compared to $2.4 million during the nine months ended September 30, 2022.

There have been no material changes in lease obligations from those disclosed in Note K, “Leases,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

K.         Commitments and Contingencies

Manufacturing Commitments

As of September 30, 2023, the Company had noncancelable obligations under several agreements related to in-process and future manufacturing of antibody, drug substance, linker, and cytotoxic agents required for supply of the Company’s product candidates totaling $45.3 million. Additionally, pursuant to commercial agreements for future production of antibody, the Company’s noncancelable commitments total $47.3 million at September 30, 2023.

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

The Company’s chief executive officer has served as a director on the board of directors of Ergomed PLC since June 2021. In 2022, the Company executed agreements with Ergomed Clinical Research, Inc. and PrimeVigilance USA, Inc., subsidiaries of Ergomed PLC, for clinical trial and pharmacovigilance-related services. Ergomed Clinical Research, Inc. and PrimeVigilance USA, Inc. are each considered related parties pursuant to ASC 850, Related Party Disclosures. During the nine months ended September 30, 2023 and 2022, the Company made payments totaling $4.8 million and $3.9 million, respectively, to Ergomed Clinical Research, Inc. During the nine months ended September 30, 2023 and 2022, the Company made payments totaling $1.1 million and $0.2 million, respectively, to PrimeVigilance USA, Inc.

M.Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2023, up through the date the Company issued these financial statements. The Company did not have any material subsequent events.

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

In the fourth quarter of 2023, the European Medicines Agency (EMA) validated our Marketing Authorisation Application (MAA) to support approval of ELAHERE in Europe for the treatment of adult patients with FRα positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens. We also submitted a supplemental Biologics License Application (sBLA) to the FDA to support the conversion of the accelerated approval of ELAHERE to full approval. Additionally, our partner, Huadong, obtained acceptance of its MAA by the National Medical Products Administration (NMPA) of China for ELAHERE in the same indication to support potential approval and launch of ELAHERE in Greater China.

Beyond platinum-resistant ovarian cancer, our strategy is to move ELAHERE into platinum-sensitive disease, and to position the product as the combination agent of choice in ovarian cancer. To this end, in the fourth quarter of 2023, we reported that PICCOLO, a single-arm Phase 2 trial of ELAHERE monotherapy in later-line FRα positive platinum-sensitive patients, met the primary endpoint of objective response rate (ORR) based upon an interim assessment with no new safety signals identified. An ORR of at least 48% is expected when we report full data in mid-2024. We have also generated encouraging data in recurrent platinum-sensitive disease with the combination of ELAHERE plus carboplatin and are supporting investigator sponsored trials (ISTs) with this combination in a single-arm trial in the neoadjuvant setting and in a randomized trial comparing ELAHERE combined with carboplatin to standard of care in patients with recurrent platinum-sensitive disease. We continued enrollment in our single-arm Phase 2 trial (0420) of this combination followed by ELAHERE continuation in FRα-low, medium, and high patients with platinum-sensitive disease. Results from this trial and our ongoing ISTs will inform a path to the potential registration for ELAHERE plus carboplatin and, in parallel, could support compendia listing for this combination. Lastly, we continue enrollment in GLORIOSA, a randomized Phase 3 trial of ELAHERE plus bevacizumab maintenance in FRα-high recurrent platinum-sensitive disease that we believe could support label expansion.

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

We believe that our application of the following accounting policies, each of which requires significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results:

●	inventory capitalization;
●	revenue recognition; and
●	stock-based compensation.

During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

RESULTS OF OPERATIONS

Revenues

For the three and nine months ended September 30, 2023, our total revenues increased $98.1 million and $178.8 million, respectively, compared to the three and nine months ended September 30, 2022, driven primarily by net product sales of ELAHERE in the current periods, partially offset by decreases in license and milestone fees and non-cash royalty revenue. See further discussion below.

Product revenue, net

On November 14, 2022, the FDA granted accelerated approval for ELAHERE for the treatment of adult patients with FRα positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens. For the three and nine months ended September 30, 2023, we recorded $105.2 million and $212.1 million, respectively, of net product revenue related to U.S. sales of ELAHERE.

License and milestone fees

The amount of license and milestone fees we earn is directly related to the number of our collaborators, the advancement of product candidates covered by the agreements with our collaborators, and the overall success in the clinical trials of these product candidates. As such, the amount of license and milestone fees recognized may vary significantly from quarter to quarter and year to year. In the three and nine months ended September 30, 2023, license and milestone fee revenue decreased $7.3 million and $30.1 million, respectively, compared to the three and nine months ended September 30, 2022. Driving the decrease for the three months ended September 30, 2023, we recorded as revenue $4.6 million and $2.8 million related to upfront payments received pursuant to license agreements with Lilly and Novartis, respectively, during the three months ended September 30, 2022. During the nine months ended September 30, 2022, we recorded as revenue $28.5 million, $13.8 million, and $2.9 million related to upfront payments received pursuant to license agreements with Huadong, Lilly, and Novartis, respectively. Partially offsetting these decreases, during the nine months ended September 30, 2023, we received and recorded as revenue a $15.0 million upfront payment pursuant to a multi-target license and option agreement executed with Vertex in February 2023.

Non-cash royalty revenue related to the sale of future royalties

KADCYLA® is a marketed ADC resulting from one of our development and commercialization licenses with Roche, through its Genentech unit. We receive royalty reports and payments related to sales of KADCYLA from Roche one quarter in arrears. We sold our rights to receive royalty payments on the net sales of KADCYLA through two separate transactions in 2015 and 2019. In accordance with our revenue recognition policy, $7.4 million and $17.9 million of non-cash royalties on net sales of KADCYLA were recorded and included in non-cash royalty revenue for the three and nine months ended September 30, 2023, respectively, compared to $8.0 million and $21.5 million in non-cash royalty revenue recorded for the three and nine months ended September 30, 2022, respectively. The decreases are primarily a result of lower current and projected net sales of KADCYLA and lower royalty rates applied to increased sales generated in countries without patent coverage. See further details regarding these agreements in Note F, “Liability Related to Sale of Future Royalties,” of the Consolidated Financial Statements.

Cost of Sales

Our cost of sales includes the cost of producing and distributing inventories that are related to product revenue, including freight. In addition, shipping and handling costs for product shipments are recorded as incurred. Finally, cost of sales may also include costs related to excess or obsolete inventory adjustment charges.

Prior to receiving FDA accelerated approval for ELAHERE in November 2022, we manufactured inventory to be sold upon commercialization and recorded the costs as research and development expense. As a result, the manufacturing costs related to the inventory manufactured prior to receiving FDA accelerated approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the three and nine months ended September 30, 2023. We estimate our cost of sales related to product revenue as a percentage of net product revenue will continue to be positively affected as we sell through certain inventory that was previously expensed prior to FDA approval. We expect to utilize low-cost inventory for at least the next year.

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

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
Research and Development Expenses	2023	2022	(Decrease)	2023	2022	(Decrease)
Research	$1,311	$560	$751	$3,821	$8,060	$(4,239)
Preclinical and clinical testing	37,169	39,394	(2,225)	114,325	102,664	11,661
Process and product development	3,273	2,556	717	9,985	7,796	2,189
Manufacturing operations	5,817	16,671	(10,854)	21,136	36,365	(15,229)
Total research and development expenses	$47,570	$59,181	$(11,611)	$149,267	$154,885	$(5,618)

Research

Research includes expenses to evaluate new targets and to develop and evaluate new antibodies, linkers, and cytotoxic agents. Such expenses include third-party license fees, research funding payments, and contract services. In the three months ended September 30, 2023, research expenses increased by $0.8 million driven largely by greater activity under our research collaboration agreement with Oxford BioTherapeutics Ltd. (OBT) as compared to the prior period. Driving the $4.2 million decrease in research expenses for the nine months ended September 30, 2023, during the prior year period, we recorded a $7.5 million upfront license fee paid pursuant to the OBT agreement as expense. Partially offsetting this expense, during the nine months ended September 30, 2023, we recorded greater committed research costs related to the agreement with OBT.

Preclinical and clinical testing

Preclinical and clinical testing includes expenses related to preclinical testing of our own, and, in certain instances, our collaborators’ product candidates, regulatory activities, the cost of clinical trials, and expenses related to medical affairs. Such expenses include the costs of personnel, third-party staffing, patient enrollment at our clinical testing sites, consultant fees, contract services, and facility expenses. In the three months ended September 30, 2023, preclinical and clinical testing expenses decreased by $2.2 million compared to the three months ended September 30, 2022, due primarily to lower hiring costs, a decrease in clinical trial costs driven by the winding down of the SORAYA and MIRASOL trials, and greater co-development reimbursement from MacroGenics, partially offset by increased salaries and benefit expenses resulting from an expanded medical affairs team to support the advancement of ELAHERE. For the nine months ended September 30, 2023, preclinical and clinical testing expenses increased by $11.7 million compared to the nine months ended September 30, 2022, due primarily to greater salaries and benefit expenses and an increase in clinical trial costs driven by our ELAHERE label expansion, PVEK, and IMGN151 trials, partially offset by lower hiring costs.

Process and product development

Process and product development expenses include costs for development of clinical and commercial manufacturing processes for our own and collaborator compounds. Such expenses include the costs of personnel, third-party staffing, contract services, and facility expenses. In the three and nine months ended September 30, 2023, process and product development expenses increased by $0.7 million and $2.2 million, respectively, compared to the three and nine months ended September 30, 2022, due primarily to increased salaries and benefit expenses and third-party contract services related to advancing early-stage programs.

Manufacturing operations

Manufacturing operations expense includes costs to have preclinical and clinical materials manufactured for our product candidates and quality control and quality assurance activities. Such expenses include personnel, third-party staffing, raw materials for our preclinical studies and clinical trials, non-pivotal and pivotal development costs with contract manufacturing organizations, and facility expenses. In the three and nine months ended September 30, 2023, manufacturing operations expense decreased by $10.9 million and $15.2 million, respectively, compared to the three and nine months ended September 30, 2022, due primarily to raw materials produced for use in the manufacture and sale of ELAHERE in the prior year periods, which were expensed where produced prior to FDA accelerated approval but are now capitalized as inventory, partially offset by increases in salaries and benefit expenses.

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

In the three and nine months ended September 30, 2023, selling, general and administrative expenses increased by $4.1 million and $40.1 million, respectively compared to the three and nine months ended September 30, 2022 due to greater expenses in support of advancing the U.S. launch of ELAHERE, including salaries and benefit expenses, infrastructure costs, and sales and marketing activities.

Interest income

Interest income on cash equivalents for the three and nine months ended September 30, 2023 was $7.4 million and $14.8 million, respectively, compared to $1.5 million and $2.2 million for the three and nine months ended September 30, 2022. The increases over prior year periods were driven by a significant increase in interest rates and higher average cash balances.

Interest expense on term loan

During the three and nine months ended September 30, 2023, we recorded interest expense of $2.5 million and $4.9 million related to the term loan executed with Pharmakon in April 2023 as described in Note G, “Senior Secured Term Loan.” Additionally, given our current capital and expected sales of ELAHERE, we determined the likelihood of drawing the second tranche of $50.0 million under the agreement to be remote, and as such, recorded a $1.0 million facility fee that is owed to Pharmakon regardless of whether the additional funding is drawn as interest expense for the nine months ended September 30, 2023.

Non-cash interest expense on liability related to the sale of future royalties and term loan

In 2015, IRH purchased our right to receive 100% of the royalty payments on commercial sales of KADCYLA arising under our development and commercialization license with Genentech, subject to a residual cap. In January 2019, OMERS purchased IRH’s right to the royalties the Company previously sold in 2015. As described in Note F, “Liability Related to Sale of Future Royalties,” to our consolidated financial statements included in this report, this royalty sale transaction has been recorded as a liability that amortizes over the estimated royalty payment period as KADCYLA royalties are remitted directly to the purchaser. During the three and nine months ended September 30, 2023, we recorded $0.9 million and $2.7 million, respectively, of non-cash interest expense which includes amortization of deferred financing costs, compared to $0.9 million and $3.2 million recorded in the three and nine months ended September 30, 2022. The decrease was a result of a lower average royalty liability balance for the period.

Additionally, during the three and nine months ended September 30, 2023, we recorded non-cash interest expense of $0.2 million and $0.3 million, respectively, in amortization of discount and issuance costs for the term loan executed with Pharmakon in April 2023.

Income Tax Benefit

Pursuant to additional Section 174 guidance issued by the Internal Revenue Service prior to finalizing our 2022 tax return but subsequent to preparing our 2022 year-end tax provision, we recorded a $1.2 million favorable tax adjustment during the three months ended September 30, 2023. Partially offsetting this benefit, during the nine months ended September 30, 2023, we recorded income tax expense of $0.8 million as a provision for calendar 2023.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our cash and cash equivalents, working capital, and shareholders’ equity as of September 30, 2023 and December 31, 2022, and cash flow activities for the nine months ended September 30, 2023 and 2022 (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$605,535	$275,138
Working capital	632,240	182,263
Shareholders’ equity	561,596	155,826

	Nine Months Ended September 30,
	2023	2022
Cash used for operating activities	$(137,690)	$(169,603)
Cash used for investing activities	(1,641)	(1,116)
Cash provided by financing activities	469,728	1,480

Cash flows

We require cash to fund our operating expenses, including the advancement of our clinical programs and to make capital expenditures. Historically, we have funded our cash requirements primarily through equity and debt financings in private and public markets, payments from our collaborators, including license fees, milestone payments, research funding, and royalties, and more recently, through commercial sales of ELAHERE. We have also monetized our rights to receive royalties on KADCYLA for upfront consideration. As of September 30, 2023, we had $605.5 million in cash and cash equivalents. Net cash used for operations was $137.7 million and $169.6 million for the nine months ended September 30, 2023 and 2022, respectively. The principal use of cash for operating activities for both periods presented was to fund our net loss, adjusted for non-cash items.

Net cash used for investing activities was $1.6 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively, consisting of cash outflows for capital expenditures in both periods.

Net cash provided by financing activities was $469.7 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 includes $47.1 million and $1.5 million, respectively, of proceeds from the exercise of stock options and sale of shares through our ESPP. In May 2023, pursuant to a public offering, we issued and sold 29.9 million shares of common stock resulting in net proceeds of $350.8 million.

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

We anticipate that our current capital resources will enable us to meet our operating expenses and capital requirements for more than twelve months after the date of filing this Quarterly Report on Form 10-Q. We expect to generate additional funds through a combination of commercial sales of ELAHERE and revenues from collaborations, including upfront license payments, milestone payments, royalty payments, and research funding, to support our planned operating activities; however, such activities may not succeed. If such activities do not raise sufficient funds, we may be required to seek additional funding through equity or other financings. The failure to generate sufficient funds from commercial sales of ELAHERE and collaborations or obtain additional funding through equity or other financings on acceptable terms could have a material adverse effect on our business, results of operations, and financial condition and require us to defer or limit some or all of our research, development, clinical, and/or commercial projects.

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

(b)	Changes in Internal Controls Over Financial Reporting

During the nine months ended September 30, 2023, we implemented certain internal controls in connection with product revenue. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

During the three months ended September 30, 2023, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors entered into contracts, instructions, or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” We describe the material terms of these Rule 10b5-1 trading plans below.

Anna Berkenblit, M.D., former Senior Vice President, Chief Medical Officer

On August 4, 2023, Dr. Anna Berkenblit, our former Senior Vice President, Chief Medical Officer, terminated a Rule 10b5-1 trading plan that she originally adopted on June 8, 2023. The plan provided for the sale of such number of shares of our common stock as would be necessary to raise funds sufficient to cover withholding taxes in connection with the vesting of restricted stock units. Sales of shares under the plan were scheduled to occur no earlier than February 5, 2024, and the plan was scheduled to terminate on February 27, 2026.

Also on August 4, 2023, Dr. Berkenblit terminated a separate Rule 10b5-1 trading plan that she originally adopted on June 8, 2023. The plan provided for the sale of up to an aggregate of 1,172,876 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock, inclusive of the number of shares of our common stock as would be necessary to raise funds sufficient to cover withholding taxes and the exercise price, in connection with the exercise of stock options. Sales of shares under the plan were scheduled to occur no earlier than September 7, 2023, and the plan was scheduled to terminate on February 28, 2024.

Stacy A. Coen, Senior Vice President, Chief Business Officer

On August 10, 2023, Ms. Stacy A. Coen, our Senior Vice President, Chief Business Officer, entered into a Rule 10b5-1 trading plan that provides that she, acting through a broker, may sell up to an aggregate of 219,185 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock, inclusive of the number of shares of our common stock as is necessary to raise funds sufficient to cover withholding taxes and the exercise price in connection with the exercise of stock options. Sales of shares under the plan may begin no earlier than November 13, 2023. The plan is scheduled to terminate on November 4, 2024, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Ms. Coen or the broker, or as otherwise provided in the plan.

ITEM 6.      Exhibits

Exhibit No.		Description
10.1	±	Change in Control Severance Agreement dated as of September18, 2023 between the Registrant and Lauren White
10.2	±	Offer Letter dated as of September 18, 2023 between the Registrant and Lauren White
31.1		Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	†	Certifications of the principal executive officer and the principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the quarterly report on Form 10-Q of ImmunoGen, Inc. for the quarter ended September 30, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Shareholder’s Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

ImmunoGen, Inc.

Date: November 2, 2023	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Lauren White
Lauren White
Senior Vice President and Chief Financial Officer (Principal Financial Officer)